Form 10QSB
period 1996-03-31
VIDEOLABS INC
filed 1996-05-15
CIK 892020

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

   /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996.

  / /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                    to
                                       ------------------    ------------------

                       Commission file number 34-0-23-858

                                VIDEOLABS, INC.

       (Exact name of small business issuer as specified in its charter)

            Delaware                                         47-1726281
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                          Identification No.)

                              10925 Bren Road East
                              Minnetonka, MN 55343
                    (Address of principal executive offices)

                                 (612) 988-0055
                          (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 1996: 3,134,948

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                VIDEOLABS, INC.

                        INTERIM CONDENSED BALANCE SHEET

                                                     MARCH 31,     DECEMBER 31,
                                                       1996            1995
                                                     UNAUDITED        AUDITED
                                                    ----------     ------------
                        ASSETS
Current assets
  Cash and cash equivalents ......................  $  549,294      $  687,508
  Certificate of deposit (Note 5) ................     423,377         576,900
  Marketable Securities (Note 4) .................     353,963         353,963
  Interest Receivable ............................       4,266           9,251
    Accounts Receivable, less allowance for
    doubtful accounts of $31,383 on March 31,
    1996 and $25,400 on December 31, 1995 ........     817,304       1,266,109
  Inventories ....................................   2,547,824       2,399,947
  Deferred tax asset .............................      30,000          30,000
  Prepaid expenses ...............................     118,568         106,802
                                                    ----------      ----------
      Total Current assets .......................   4,844,596       5,430,480
                                                    ----------      ----------
Property and Equipment
  Office and computer equipment ..................     346,880         324,067
  Machinery and equipment ........................     312,723         312,723
  European real estate ...........................     137,578         137,579
  Vehicles .......................................           0          31,623
  Leasehold improvements .........................      21,250          21,250
                                                    ----------      ----------
  Total equipment ................................     818,431         827,242
    Less accumulated depreciation ................     319,520         265,107
                                                    ----------      ----------
    Net equipment ................................     498,911         562,135
                                                    ----------      ----------
    Total assets .................................  $5,343,507      $5,992,615
                                                    ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ...............................  $  418,540      $  770,356
  Customer deposits and other liabilities ........       6,270          21,125
  Accrued compensation ...........................      14,203          64,612
  Accrued Expenses ...............................      15,776          48,000
                                                    ----------      ----------
    Total current liabilities ....................     454,789         904,093
                                                    ----------      ----------
Stockholders' Equity
  Common stock, $.01 par value; Authorized
  20,000,000 shares issued and outstanding,
  3,133,948 shares at March 31, 1996 and 3,133,948
  shares at December 31, 1995 ....................      31,339          31,339
  Additional paid in capital .....................   5,511,653       5,511,653
  Deferred Profit from RSI Inc common stock
    (Note 4) .....................................     219,215         219,215
  Accumulated deficit ............................    (873,489)       (673,685)
                                                    ----------      ----------
    Total stockholders' equity ...................   4,888,718       5,088,522
                                                    ----------      ----------
      Total liabilities and stockholders' equity..  $5,343,507      $5,992,615
                                                    ==========      ==========

                   INTERIM CONDENSED STATEMENT OF OPERATIONS

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                   1996            1995
                                                ----------      ----------
Sales ........................................  $1,450,805      $1,602,082
Cost of goods sold ...........................     972,210         932,660
                                                ----------      ----------
Gross profit .................................     478,595         669,422
Selling, general and administrative expenses..     695,004         782,467
                                                ----------      ----------
Operating profit (loss) ......................    (216,409)       (113,045)
Other income (expense)
Interest income ..............................      16,605          34,731
Gain (loss) on sale of assets ................           0               0
                                                ----------      ----------
Total other income (expense) .................      16,605          34,731

Net Income (loss) ............................  $ (199,804)     $  (78,314)
                                                ==========      ==========
Income (loss) per common share ...................($0.06)         ($0.03)

                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                            ------------------
                                                                   1996
                                                            ------------------
Cash Flows From Operations:
  Net cash provided by operations ..........................     $(300,548)

Cash Flows From Investing:
  Capital expenditures .....................................         8,812
  Purchase/Sale of certificate of deposit ..................       153,523
  Purchase/Sales of U.S. Treasury securities ...............             0
  Sales of held to maturity securities .....................             0
                                                                 ---------
    Net cash from investing ................................       162,335

Cash Flows From Financing:
  Net proceeds from sale of common stock ...................             0
  Payment of Bridge Notes ..................................             0
  Stock offering costs .....................................             0
  Net proceeds from sale of bridge notes ...................             0
                                                                 ---------
    Net cash from financing ................................             0
                                                                 ---------

Net increase (decrease) in cash and cash equivalents .......      (138,213)

Cash and cash equivalents at beginning of period ...........       687,508
                                                                 ---------

Cash and cash equivalents at end of period .................     $ 549,295
                                                                 =========

FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

        The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting only of normally recurring adjustments) necessary to make the results of operations for the interim periods a fair statement of such operations.

NOTE 2. INITIAL PUBLIC OFFERING

        On May 17, 1994, the Company closed the public offering and sale of 1,500,000 shares of the Company's common stock at a public offering price of $3.50 per share. After deducting an underwriting discount of $0.35 per share, this public offering resulted in net proceeds to the Company of $4,275,000. Bridge notes totaling $750,000, plus accrued interest, were paid at the time of closing along with a three percent (3%) non-accountable expense allowance of $157,500 (less $15,000 that was prepaid to the underwriter).

NOTE 3. INCOME (LOSS) PER COMMON SHARE

        Income or loss per common share amounts were computed using the weighted average number of shares outstanding during each period. Diluted income per common share amounts were computed using the treasury stock method. The number of average shares outstanding for the quarters ending March 31, 1996, and 1995, were 3,133,948.

NOTE 4. DEFERRED PROFIT ON RSI, INC. COMMON STOCK

        The carrying value on the Company books at December 31, 1994, of RSI, Inc. Common stock was $5,000 consisting of the net between the amount of the note receivable and deferred income on that date. The value for reporting purposes of the 63,888 shares of RSI, Inc. common stock held by the Company at March 31, 1995, was calculated at $4.50 per share plus the basis of the shares on the Company books. The market value of RSI, Inc. Common stock on March 31, 1995, was approximately $8.00 per share. The RSI, Inc. Common stock held by the Company is restricted from sale until November 15, 1996 unless prior consent of the underwriter of RSI, Inc. is obtained.

NOTE 5. BANK LINE OF CREDIT

        On July 26, 1995, the Company entered into a loan agreement with a bank for $500,000. On September 20, 1995, the Company entered into a second loan agreement with the same bank for an additional $500,000. On April 10, 1996 a new loan agreement was entered into for $1,500,000 which expires on April 10, 1997. The line of Credit bears interest at 1% over the First Bank National Association Reference Rate. The notes are secured by all corporate assets and require cash collateral of $500,000. At March 31, 1996, the line of credit was being used to secure letters of credit to suppliers amounting to $872,500. A $500,000 certificate of deposit is on deposit with the bank as cash collateral required by the loan terms and conditions.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS

        Net revenues for the quarter ended March 31, 1996, were $1,450,805 compared to $1,602,082 for the first quarter of 1995, a 9 percent decrease. Revenue performance for the quarter was off from last year due to the product transition from the $595 to the $395 FlexCam product and a weak revenue performance in the Asia/Pacific Region.

        Gross margins of the Company are determined by deducting from net revenues all materials, labor, packaging, manuals and related overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Royalty and commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the first quarter of 1996, was $478,595 or 32% as compared to $669,422 or 41% for the first quarter of 1995. The product transition also affected gross margins of the Company due to late production of the new lower cost cameras, which permitted the price reduction, and the delivery of the older higher cost product to fill new orders for the lower priced product. Had production of the new camera been delivered on time, management believes that the 41% gross margin as in the first quarter of 1995 could have been repeated in the first quarter of 1996. This would have improved gross margins approximately $130,000 in the first quarter of 1996.

        Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items described below. These expenses decreased from $782,467 in the first quarter 1995, to $695,004 in the first quarter of 1996. However, as a result of the decrease in revenue discussed above, these expenses remained even at 48% of revenue. Major selling, general and administrative expense differences between the first quarter 1995, and 1996, are set forth in the table below.

          MAJOR SELLING GENERAL AND ADMINISTRATIVE EXPENSE DIFFERENCES

                                        1996                      1995
          Expense              ----------------------    ----------------------
           Type                 Amount     % of sales     Amount     % of sales
           ----                --------    ----------    --------    ----------
  Salaries Wages & Comm.       $220,484       15.2       $136,221        8.5
  Royalties                      52,931        3.6         60,328        3.8
  Advertising                    49,304        3.4         58,037        3.6
  Trade shows                    32,400        2.2         25,246        1.6
  International selling costs    29,079        2.0         89,174        5.6
  Manufacturing consulting        7,700        0.5         11,250        0.7
  Various reserves               15,750        1.1         18,750        1.2
**Public Company Expenses             0        0.0         76,020        4.7
  Other expenses                287,356       19.8        307,442       19.2
                               --------       ----       --------       ----
  Total SG&A Expenses          $695,004       42.4       $782,468       48.8
                               ========       ====       ========       ====

**Public Company reserve account was set up and accrued monthly in 1995 to adequately cover the public company expenses for the year ending in 1995, but incurred in the first quarter of 1996.

        Operating loss increased in the first quarter of 1996, to $216,409 as compared to operating losses of $113,045 for the first quarter of 1995. Management attributes this primarily to the Company's product transition during the first quarter of 1996 from the $595 FlexCam product to the $395 product and the related delay in production of the lower cost product mentioned above.

        Other income for the quarter ended March 31, 1996, is almost exclusively interest from the investment of the cash generated from the Company's public offering of its Common Stock. Interest income is expected to diminish as the Company uses the funds for financing inventories and accounts receivable.

        Net loss for the first quarter 1996, was $199,804 compared to a loss of $78,314 for the first quarter of 1995. Management attributes this increased loss principally to the company's product transition discussed above.

        Loss per share increased to $0.06 per share for the first quarter in 1996, as compared to a loss of $0.03 per share for the first quarter of 1995. Management attributes this to the factors discussed above. Primary and fully diluted earnings per share for the quarters ended March 31, 1996, and 1995, were computed based on weighted average number of shares actually outstanding. The weighted average number of shares outstanding for the quarter ended March 31, 1996, and 1995, were 3,133,948 shares. Stock options and warrants for the purchase of Common Stock were less than 3% but were included in the computations of diluted earnings per share.

        Working capital, which consists principally of cash, receivables and inventories, was $4,389,807 at March 31, 1996, and $4,526,387 at December 31, 1995. The ratio of current assets to current liabilities was 11:1 at March 31, 1996, and 6:1 at December 31, 1995. Working capital remained approximately the same and the increase in the current ratio was due to reductions in accounts payable and other current liabilities. Inventory is high at March 31, 1996, due to stocking of approximately $1,000,000 of inventory for the introduction of the digital camera product. It was anticipated that the digital camera product would be in production during the fourth quarter of 1995. The product is now anticipated to be in production during the second quarter of 1996. If the product is not completed and put into production, the planned cash flows of the Company could be materially adversely affected. The goal of management is to turn inventory between 4 and 5 times per year and intends to reduce inventories over the balance of 1996 accordingly.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601.

None

(b) Reports on form 8-K

None

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIDEOLABS, INC.


Date:  May 15, 1996                     By: /s/ Ward Johnson
      ---------------                       -------------------------------
                                            Ward Johnson
                                            President



                                            /s/ F. J. Broghammer
                                            -------------------------------
                                            F. Broghammer
                                            Chief Financial Officer