Form 10QSB
period 1996-06-30
VIDEOLABS INC
filed 1996-08-16
CIK 892020

			U.S. Securities and Exchange Commission
				Washington, D.C. 20549

					Form 10QSB

(Mark One)

	/X/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

				For the quarterly period ended June 30, 1996.

	/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
			EXCHANGE ACT

	For the transition period from ______________________ to ______________________

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

	Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes       No ___X___

			APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 1996: 3,134,948


Transitional Small Business Disclosure Format (check one):
   Yes     X      No ______

				 PART 1 -- FINANCIAL INFORMATION

Item 1. Financial Statements

					VIDEOLABS, INC.

				INTERIM CONDENSED BALANCE SHEET

	   						 	June 30,	December 31,
	 							  1996	    1995
							 	Unaudited 	  Audited
								----------	------------
		ASSETS
Current assets
  Cash and cash equivalents................		$  482,227	$    687,508
  Certificate of deposit (Note 5) .........		   500,000	     576,900
  Marketable Securities (Note 4) ..........		    62,873	     353,963
  Interest Receivable .....................		     7,886	       9,251
    Accounts Receivable, less allowance
    for doubtful accounts of $37,383 on
    June 30, 1996 and $25,400 on
    December 31, 1995 .....................		 1,050,118	   1,266,109
  Inventories .............................		 2,806,170	   2,399,947
  Deferred tax asset ......................			   0	      30,000
  Prepaid expenses ........................		   117,295	     106,802
								----------	------------
	Total Current assets ................		 5,026,569	   5,430,480
								----------	------------
Property and Equipment
  Office and computer equipment ...........		   370,052	     324,067
  Machinery and equipment .................		   307,775	     312,723
  European real estate ....................		   137,578	     137,579
  Vehicles ................................		         0	      31,623
  Leasehold improvements ..................		    21,250	      21,250
								----------	------------
Total equipment ...........................		   836,655	     827,242
  Less accumulated depreciation ...........		   371,748	     265,107
								----------	------------
  Net equipment ...........................	   	464,907	     562,135
								----------	------------
  Total assets ............................		$5,491,476	  $5,992,615
								==========	============
			LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ........................		$  755,269	  $  770,356
  Customer deposits and other liabilities..		    48,796		21,125
  Accrued compensation ....................		    33,223		64,612
  Accrued Expenses ........................		    34,526		48,000
								----------	------------
    Total current liabilities .............		   871,814	     904,093
								----------	------------
Stock holders' Equity
  Common stock, $.01 par value; Authorized
  20,000,000 shares issued and outstanding,
  3,134,948 shares at June 30, 1996 and
  3,133,948 shares at December 31, 1995 ...	 	    31,349	      31,339
  Additional paid in capital ..............		 5,514,293	   5,511,653
Deferred Profit from RSI Inc common stock
  (Note 4) ................................	         0	     219,215
Accumulated deficit .......................		 (925,980)	   (673,685)
								----------	------------
  Total stockholders' equity ..............		4,619,662	   5,088,522
								----------	------------
     Total liabilities and stockholders'
     equity ...............................		$5,491,476	  $5,992,615
								==========	============

			INTERIM CONDENSED STATEMENT OF OPERATIONS


   THREE MONTHS ENDED   SIX MONTHS ENDED
   					JUNE 30			JUNE 30
				1996		1995		1996		1995
				-----------	-----------	-----------	-----------
Sales ...................	$ 1,815,484	$ 1,379,648	$ 3,266,289	$ 2,981,730
Cost of goods sold ......	  1,126,595	    846,932	  2,098,805	  1,779,592
				-----------	-----------	-----------	-----------
Gross profit ............	    688,889	    532,716	  1,167,484	  1,202,138
Selling, general and
administrative expenses .	    955,129	    681,396	  1,650,133	  1,463,863
				-----------	-----------	-----------	-----------
Operating Loss ..........	  (266,240)	  (148,680)	  (482,649)	  (261,725)
Other income (expense)
Interest income .........       12,168	     26,681	     28,177	     61,412
Gain (loss) on sale of
 assets .................	    231,581	          0	    232,177	          0
Recovery of income taxes	   (30,000)	          0	   (30,000)	          0
				-----------	-----------	-----------	-----------
Total other income
(expense) ...............	    213,749	     26,681	    230,354	     61,412

Net Income (loss) .......	$  (52,491)	$  (121,999)	$ (252,295)	$ (200,313)
				===========	============	===========	===========
Income (loss) per common
share (Note 3) ..........	$    (0.02)	$     (0.03)	$    (0.08)	$    (0.06)

			INTERIM CONDENSED STATEMENTS OF CASH FLOWS

								   SIX MONTHS ENDED
				                            	JUNE 30
								1996		1995
								----------	------------
Cash Flows From Operations:
  Net cash provided by operations .................	$(579,470)	$(672,173)

Cash Flows From Investing:
  Capital expenditures ............................	   (9,413)	  (94,203)
    Purchase/Sale of certificate of deposit .......	    76,900	   100,000
    Purchase/Sales of U.S. Treasury securities ....			 2,505,109
    Sale of RSI, Inc. Common Stock	 ...............	   304,052
								----------	----------
	Net cash from investing ....................	   371,539	 2,510,906

Cash Flows From Financing:
  Net proceeds from sale of common stock ..........	     2,650	         0
  Payment of Bridge Notes .........................	         0	         0
  Stock offering costs ............................	         0	         0
  Net proceeds from sale of bridge notes	..........	         0	         0
								----------	----------
	Net cash from financing ....................	     2,650	         0
								----------	----------
Net increase (decrease) in cash and cash equivalents	 (205,281)	 1,838,733

Cash and cash equivalents at beginning of period ..	   687,508	   237,392
								----------	----------
Cash and cash equivalents at end of period ........	$  482,227	$2,076,125
								==========	==========

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

NOTE 2. INITIAL PUBLIC OFFERING
	On May 17, 1994, the Company closed the public offering and sale of 1,500,000 shares of the Company's common stock at a public offering price of $3.50 per share. After deducting an underwriting discount of $.35 per share, this public offering resulted in net proceeds to the Company of $4,275,000. Bridge notes totaling $750,000, plus accrued interest, were paid at the time of closing along with a three percent (3%) non-accountable expense allowance of $157,500 (less $15,000 that was prepaid to the underwr

NOTE 3. INCOME (LOSS) PER COMMON SHARE
	Loss per common share amounts were computed using the weighted average number of shares outstanding during each period as the effect of including the common stock equivalents would be anti-dilutive. The number of average shares outstanding for the quarter ending June 30, 1996 was 3,134,948, and for the quarter ending June 30, 1995 was 3,133,948. Stock options and warrants for the purchase of Common Stock were considered to be anti-dilutive and have not been included in the computations.

NOTE 4. DEFERRED PROFIT ON RSI, INC. COMMON STOCK
	The carrying value on the Company books at December 31, 1994, of RSI, Inc. Common stock was $5,000 consisting of the net between the amount of the note receivable and deferred income on that date. The value for reporting purposes of the 63,888 shares of RSI, Inc. common stock held by the Company at March 31, 1995, was calculated at $4.50 per share plus the basis of the shares on the Company books. The market value of RSI, Inc. Common stock on March 31, 1995, was approximately $8.00 per share. The RSI, Inc. common stock held by the Company is restricted from sale until November 15, 1996 unless prior consent of the underwriter of RSI, Inc. was obtained. The stock was sold at a discount during May, 1996, at a book profit of $230,354.

NOTE 5. BANK LINE OF CREDIT
	On July 26, 1995, the Company entered into a loan agreement with a bank for
 $500,000.  On September 20, 1995, the Company entered into a second loan agreement with the same bank for an additional $500,000.  On April 10, 1996 a new loan agreement was entered into for $1,500,000 which expires on April
 10, 1997.  The line of Credit bears interest at 1% over the First Bank
 National Association Reference Rate.  The notes are secured by all corporate assets and require cash collateral of $500,000.  At  June 30, 1996 the line of credit was being used to secure letters of credit to suppliers amounting to $800,000. A $500,000 certificate of deposit is on deposit with the bank as cash collateral required by the loan terms and conditions

 ITEM 2: MANAGEMENT DISCSSION AND ANALYSIS

	Net revenues for the quarter ended June 30, 1996 were $1,815,484 compared to $1,379,648 for the second quarter of 1995, an increase of 32 percent.
 Net revenues for the six months ended June 30, 1996 were $3,266,289 compared to $2,981,730 for the same period in 1995, a 10 percent increase. The results for the second quarter met the expectations of management. Results for the six months were below expectations and were negatively affected by the product transition from the $595 to the $395 FlexCam product discussed in the 10qsb for the period ended March 31, 1996.

	Gross margins of the Company are determined by deducting from net revenues all materials, labor, packaging, manuals and related overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Royalty costs and commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the second quarter of 1996 was $688,889 or 38% as compared to $532,716 or 39% for the second quarter of 1995. Gross margins for the six months ended June 30, 1996 were $1,167,484 or 36% as compared to $1,202,138 or 40% for the same period in 1995. The decrease in gross margin as a percentage of revenues reflects the results of the product transition from the higher priced to lower priced cameras during the first quarter of 1996. The Company has a goal to maintain gross margins in the 40% range. There is no assurance that it will be able to do so.

	Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses increased from $681,396 in the second quarter of 1995 to $955,129 in the second quarter of 1996 and from 49% in 1995 to 52% of revenue in 1996.
 For the six months ended June 30 1996 these expenses were $1,650,133 or 50% of revenues versus $1,463,863 or 49% of revenues for the six months ended June 30, 1995. The major items affecting these costs were sales costs including advertising, trade show participation and sales representatives. The Company expects that it will continue to spend substantial sums on sales related expenses in an effort to expand the market for the Company's products.

 Major selling, general and administrative expense differences between the second quarter 1995, and 1996, are set forth in the table below.

MAJOR SELLING GENERAL AND ADMINISTRATIVE EXPENSE DIFFERENCES

					1996				1995
	Expense		------------------------	------------------------
	 Type			 Amount	% of sales	 Amount	% of sales
	 ----			--------	----------	--------	----------
Salaries Wages & Comm.	$262,360	   14.5	$205,850	   14.9
Royalties			  42,370	    2.3	  51,066	    3.7
Advertising			 124,279	    6.8	  55,133	    4.0
Trade shows			  28,096	    1.5	  19,160	    1.4
Promotional Materials	  43,845	    2.4	 (9,882)	  (0.7)
International selling costs	  63,506	    3.5	  30,469	    2.2
Bank Charges			  19,510	    1.1	   3,433	    0.2
Manufacturing consulting	       0	    0.0	  23,140	    1.7
R & D Consulting		  91,160	    5.0	  12,003	    0.8
Other expenses		 280,003	   15.4	 291,024	   21.0
				--------	   ----	--------	   ----
Total SG&A Expenses		$955,129	   52.6	$681,396	   48.8
				========	   ====	========	   ====

	Operating losses for the second quarter of 1996 were $266,240 compared to $148,680 for 1995 and $482,649 for the six months ended June 30, 1996 compared to $261,725 for the same period in 1995. Management believes that the loss from operations was primarily adversely impacted by the sales related costs and research and development expenses discussed above during the second quarter and the product transition to lower price point video cameras during the first quarter. For the balance of 1996, management a on the fact that unit volume of camera sales was up significantly in the most recent two months.

	The other income in the second quarter 1996 was primarily from the gain on the sale of RSI stock which the Company was holding and sold in May, 1996.
 This transaction generated a non-operating profit of $231,581.   The
 remaining other income is almost exclusively from interest on the investment of the cash generated from the Company's public offering of its Common
 Stock. Such income is expected to diminish as the Company uses the funds for financing inventories and accounts receivable. During the second quarter of 1996 the Company wrote its deferred tax asset amounting to $30,000 off the books.


	Net loss for the second quarter 1996 was $52,491 compared to a loss of $121,999 for the second quarter of 1995 and $252,295 for the six months ended June 30, 1996 compared to $200,313 for the same period in 1995.
 The amount of the loss was affected by the sale of the RSI, Inc. Common stock in the second quarter of 1996.

	Primary and fully diluted earnings per share for the quarters ended June 30, 1996 and 1995 were computed based on weighted average number of shares actually outstanding. The weighted average number of shares outstanding for the quarter ended June 30, 1996 was 3,134,948 and
 June 30, 1995 was 3,133,948.   Stock options and warrants for the purchase
 of Common Stock were anti-dilutive and have not been included in the computations.

	Working capital, which consists principally of cash, receivables and inventories, was $4,154,755 at June 30, 1996 and $4,526,387 at December 31, 1995. The ratio of current assets to current liabilities was 6:1 at June 30, 1996 and 6:1 at December 31, 1995. Working capital decreased approximately $371,000 during the six months ended June 30, 1996 primarily due to operating losses incurred during the six month period.

 PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 The Company has filed a suit against David E. Krekelberg, a former Vice President of Engineering and Director of the Company until the end of 1995 and a consultant since that time, alleging that he attempted to give plans and designs of an advanced digital camera module to a contract fabricator of the Company. Mr. Krekelberg has countersued alleging that the Company owes him royalties on certain Company products. The Company anticipates that the suits will be settled to the satisfaction of the parties.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Annual Meeting of the Company's shareholders was held on May 2, 1996.
 At the meeting Ward C. Johnson, Richard F. Craven and John Collins were each elected to the Company's Board of Directors. There were no other Directors whose term of office as a Director continued after this meeting.

 The Company's shareholders also ratified the Company's appointment of Boulay, Heutmaker, Zibell & Co., as the independent auditors of the Company for its fiscal year ending December 31, 1996.

 The VideoLabs, Inc. Report of Election dated May 2, 1996 provides all of the information reference For, Against and abstentions of votes and is attached hereto and incorporated herein by reference.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601.

None

(b)  Reports on Form 8-K

None

	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						VIDEOLABS, INC.



Date:   August 14, 1996		      By: /s/ Ward Johnson
       	-----------------		    ----------------------------------
						                         Ward C. Johnson
						                         President



                     						    /s/ F. J. Broghammer
						                         ----------------------------------
						                         F. Broghammer
						                         Chief Financial Officer