Form 10QSB
period 1996-09-30
VIDEOLABS INC
filed 1996-11-14
CIK 892020

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10QSB


(Mark One)

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996.

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     EXCHANGE ACT

            For the transition period from ____________ to ____________

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

         Check whether the issuer (1) files all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes      No  X
    ----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of November 7, 1996: 3,134,948


Transitional Small Business Disclosure Format (check one):  Yes   X   No
                                                                -----    ----

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VIDEOLABS, INC.

                        INTERIM CONDENSED BALANCE SHEET

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1996            1995
                                                     UNAUDITED       AUDITED
                                                  -------------    ------------

                                     ASSETS
Current assets
  Cash and cash equivalents.....................   $  633,227       $  687,508
  Certificate of deposit (Note 5)...............      500,000          576,900
  Marketable Securities (Note 4)................            0          353,963
  Interest Receivable...........................       14,408            9,251
  Accounts Receivable, less allowance for
    doubtful accounts of $37,208 on September 30,
    1996 and $25,400 on December 31, 1995.......      975,072        1,266,109
  Inventories...................................    2,827,111        2,399,947
  Deferred tax asset............................            0           30,000
  Prepaid expenses..............................      185,636          106,802
                                                   ----------       ----------
    Total Current assets........................    5,135,454        5,430,480
                                                   ----------       ----------
Property and Equipment
  Office and computer equipment.................      377,814          324,067
  Machinery and equipment.......................      308,934          312,723
  European real estate..........................      137,578          137,579
  Vehicles......................................            0           31,623
  Leasehold improvements........................       21,250           21,250
                                                   ----------       ----------
  Total equipment...............................      845,576          827,242
    Less accumulated depreciation...............      423,626          265,107
                                                   ----------       ----------
    Net equipment...............................      421,950          562,135
                                                   ----------       ----------
    Total assets................................   $5,557,404       $5,992,615
                                                   ==========       ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable..............................   $  849,700       $  770,356
  Customer deposits and other liabilities.......        3,739           21,125
  Accrued compensation..........................       23,932           64,612
  Accrued Expenses..............................       53,250           48,000
                                                   ----------       ----------
    Total current liabilities...................      930,621          904,093
                                                   ----------       ----------
Stockholders' Equity
  Common stock, $.01 par value, Authorized
  20,000,000 shares issued and outstanding,
  3,134,948 shares at September 30, 1996 and
  3,133,948 shares at December 31, 1995.........       31,349           31,339
  Additional paid in capital....................    5,514,293        5,511,653
  Deferred Profit from RSI Inc common stock
  (Note 4)......................................            0          219,215
  Accumulated deficit...........................     (918,859)        (673,685)
                                                   ----------       ----------
    Total stockholders' equity..................    4,626,783        5,088,522
                                                   ----------       ----------
      Total liabilities and stockholders'
        equity..................................   $5,557,404       $5,992,615
                                                   ==========       ==========

                   INTERIM CONDENSED STATEMENT OF OPERATIONS

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30                      SEPTEMBER 30
                                                         1996              1995            1996              1995
                                                         ----              ----            ----              ----

Sales  . . . . . . . . . . . . . . . . . . . . . . .  $2,201,032       $2,496,155       $5,467,320       $5,477,885
Cost of goods sold . . . . . . . . . . . . . . . . .   1,421,521        1,549,989        3,520,326        3,329,581
                                                      ----------       ----------       ----------       ----------
Gross profit . . . . . . . . . . . . . . . . . . . .     779,511          946,166        1,946,994        2,148,304
Selling, general and administrative expenses . . . .     786,903          864,729        2,437,035        2,328,592
                                                      ----------       ----------       ----------       ----------
Operating profit (loss)  . . . . . . . . . . . . . .      (7,392)          81,437         (490,041)        (180,288)
Other income (expense)
Interest income  . . . . . . . . . . . . . . . . . .      14,513           15,978           42,690           77,390
Gain (loss) on sale of assets  . . . . . . . . . . .           0          137,642          232,177          137,642
Income tax (expense) . . . . . . . . . . . . . . . .           0                0          (30,000)               0
                                                      ----------       ----------       ----------       ----------

Total other income (expense) . . . . . . . . . . . .      14,513          153,620          244,867          215,032

Net income (loss)  . . . . . . . . . . . . . . . . .  $    7,121       $  235,057       $ (245,174)      $   34,744
                                                      ==========       ==========       ==========       ==========

Income (loss) per common share . . . . . . . . . . .       $0.00            $0.08           $(0.08)           $0.01



                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                   -------------------------
                                                                   1996                 1995
                                                                   ----                 ----
Cash Flows From Operations:
  Net cash provided by operations                               $(419,550)          $ (638,298)

Cash Flows From Investing:
  Capital expenditures                                            (18,333)             (96,490)
    Purchase/Sale of certificate of deposit                        76,900             (400,000)
    Purchase/Sales of U.S. Treasury securities                                       2,513,916
    Sale of RSI, Inc. Common Stock                                304,052                    0
                                                                ---------           ----------
      Net cash from investing                                     362,619            2,017,426

Cash Flows From Financing:
  Net proceeds from sale of common stock                            2,650                    0
  Payment of Bridge Notes                                               0                    0
  Stock offering costs                                                  0                    0
  Net proceeds from sale of bridge notes                                0                    0
                                                                ---------           ----------
    Net cash from financing                                         2,650                    0
                                                                ---------           ----------

Net increase (decrease) in cash and cash equivalents              (54,281)           1,379,129

Cash and cash equivalents at beginning of period                  687,508              237,392
                                                                ---------           ----------

Cash and cash equivalents at end of period                      $ 633,227           $1,616,520
                                                                ---------           ----------


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

NOTE 3.  INCOME (LOSS) PER COMMON SHARE
        Loss per common share amounts were computed using the weighted average number of shares outstanding during each period as the effect of including the common stock equivalents would be anti-dilutive. The number of average shares outstanding for the quarter ending September 30, 1996 was 3,134,948, and for the quarter ending September 30, 1995 was 3,133,948. Stock options and warrants for the purchase of Common Stock were considered to be anti-dilutive and have not been included in the computations.

NOTE 4.  DEFERRED PROFIT ON RSI, INC. COMMON STOCK
        The carrying value on the Company books at December 31, 1994, of RSI, Inc. Common stock was $5,000 consisting of the net between the amount of the note receivable and deferred income on that date. The value for reporting purposes of the 63,888 shares of RSI, Inc. common stock held by the Company at March 31, 1995, was calculated at $4.50 per share plus the basis of the shares on the Company books. The market value of RSI, Inc. Common stock on March 31, 1995, was approximately $8.00 per share. The RSI, Inc. Common stock held by the Company was restricted from sale until November 15, 1996 unless prior consent of the underwriter of RSI, Inc. was obtained. The stock was sold at a discount during May, 1996, at a book profit of $230,354.

NOTE 5.  BANK LINE OF CREDIT
        On July 26, 1995, the Company entered into a loan agreement with a bank for $500,000. On September 20, 1995, the Company entered into a second loan agreement with the same bank for an additional $500,000. On April 10, 1996 a new loan agreement was entered into for $1,500,000 which expires on April 10, 1997. The line of Credit bears interest at 1% over the First Bank National Association Reference Rate. The notes are secured by all corporate assets and require cash collateral of $500,000 in a certificate of deposit. At September 30, 1996 the line of credit was being used to secure letters of credit to suppliers amounting to $1,200,000.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS

        As provided under the Private Securities Reform Act of 1995, the Company wishes to caution investors of the following factors which could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document or elsewhere by or on behalf of the Company: technology changes, new competitors, reduced current cost for items in inventory, changes in currency valuations, government regulations and ongoing litigation.

        Net revenues for the quarter ended September 30, 1996 were $2,201,032 compared to $2,496,155 for the third quarter of 1995, a decrease of 12 percent. Net revenues for the nine months ended September 30, 1996 were $5,467,320 compared to $5,477,885 for the same period in 1995, a decrease of less than 1 percent. The results for the quarter did not meet the expectations due to increased competition in both the education and retail markets. Management attributes the decrease in sales during the third quarter 1996 largely to a decrease in sales from a significant international customer. Sales from this customer in the third quarter 1995 were $496,170 compared to $51,690 in the same quarter of 1996. The loss of volume to this significant customer likewise affected the year to date revenue. Additionally unit prices for cameras sold decreased, resulting in lower revenues on equivalent unit volumes.

        Gross margins of the Company are determined by deducting from net revenues all materials, labor, packaging, manuals and related overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Royalty costs and commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the third quarter of 1996 was $779,511 or 35% as compared to $946,166 or 38% for the third quarter of 1995. Gross margins for the nine months ended September 30, 1996 were $1,946,994 or 36% as compared to $2,148,304 or 39% for the same period in 1995. The decrease in gross margin as a percentage of revenues reflects the result of product price reductions necessary to remain competitive particularly in the international markets. The Company has a goal to maintain gross margins in the 40% range, but there is no assurance that it will be able to do so.

        Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses decreased from $864,729 in the third quarter of 1995 to $786,903 in the third quarter of 1996 and increased from 35% of revenues in 1995 to 36% of revenue in 1996. For the nine months ended September 30, 1996 these expenses were $2,437,035 or 45% of revenues compared to $2,328,592 or 43% of revenues for the nine months ended September 30, 1995. The major items affecting these costs were sales costs including advertising, trade show participation and sales representatives during the first two quarters of 1996. The Company expects that it will continue to spend substantial sums on sales related expenses in an effort to expand the market for the Company's products. The Board of Directors of the Company have asked the management team to undertake a strategic review of the Company, examine all expenses, evaluate all products and related inventory and prepare potential options to optimize shareholder value.

        Operating losses for the third quarter of 1996 were $7,392 compared to an operating profit of $81,437 for the same period in 1995 and an operating loss of $490,041 for the nine months ended September 30, 1996 compared to an operating loss of $180,288 for the same period in 1995. Management believes that the loss from operations was primarily adversely impacted by lower revenues during the third quarter of 1996 compared to 1995. Year to date losses were affected by marketing and selling costs during the first two quarters of the year.

        In 1995 and 1996 the gain on sale of assets was primarily from the sale of RSI Systems, Inc. common stock which the Company was holding and sold in July 1995 and May 1996. The remaining other income is almost exclusively from interest on the investment of the cash generated from the Company's public offering of its Common Stock. Such income is expected to diminish as the Company uses the funds for financing inventories and accounts receivable.

        Net profit for the third quarter 1996 was $7,121 compared to $235,057 for the third quarter of 1995 and a loss of $245,174 for the nine months ended September 30, 1996 compared to a profit of $34,744 for the same period in 1995. Management attributes this decrease in profit to the Company's decreased sales revenues and the decrease in margins as discussed above.

        Primary and fully diluted earnings per share for the quarters ended September 30, 1996 and 1995 were computed based on weighted average number of shares actually outstanding. The weighted average number of shares outstanding for the quarter ended September 30, 1996 was 3,134,948 and September 30, 1995 was 3,133,948. Stock options and warrants for the purchase of Common Stock were anti-dilutive and have not been included in the computations.

        Working capital and liquidity, which consists principally of cash, receivables and inventories, was $4,204,833 at September 30, 1996 and $4,526,387 at December 31, 1995. The ratio of current assets to current liabilities was 5.5:1 at September 30, 1996 and 6:1 at December 31, 1995. Working capital decreased approximately $321,554 during the nine months ended September 30, 1996 primarily due to operating losses incurred during the nine month period. The Company is presently reviewing and evaluating all products and their related inventories. If it is determined that inventory values must be adjusted negatively any such decrease could adversely affect working capital.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has filed a suit against David E. Krekelberg, a former Vice President of Engineering and Director of the Company until the end of 1995, alleging that he attempted to give plans and designs of an advanced digital camera module to a contract fabricator of the Company. Mr. Krekelberg has countersued alleging that the Company owes him royalties on certain Company products. The Company can not predict the outcome of the litigation at this time. If settled unfavorably to the Company, it could substantially affect the liquidity and viability of the Company going forward.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601.

None

(b) Reports on Form 8-K

     In an 8-K dated November 8, 1996, VideoLabs announced the retirement of its CEO and President, Ward C. Johnson. Johnson was a founder of the Company and has been President since 1992. Johnson will remain as Chairman of the Board, and a Director of VideoLabs until the next annual meeting of shareholders. He will also continue to assist in bringing several new product introductions to completion.

     Mr. Johnson's successor is James Hansen, a business advisor. Hansen will serve as CEO and President on an interim basis until a permanent selection can be made. Mr. Hansen will provide strategic input and leadership, and evaluate potential options to optimize shareholder value for the Company.

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIDEOLABS, INC.



Date: November 14, 1996                 By:  /s/ James W. Hansen
      -----------------                     --------------------------
                                            James W. Hansen
                                            President



                                             /s/ F. J. Broghammer
                                            --------------------------
                                            F. Broghammer
                                            Chief Financial Officer