Form 10KSB40
period 1996-12-31
VIDEOLABS INC
filed 1997-03-31
CIK 892020

5454U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

  X Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

     Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                      Commission File Number: 34-0-23-858
                                 VIDEOLABS, INC.
                 (Name of Small Business Issuer in its charter)

               DELAWARE  `                               41-1726281
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)


      10925 BREN ROAD EAST, MINNEAPOLIS, MN             55343
     (Address of principal executive offices)         (Zip code)

       Registrants telephone number, including area code: (612) 988-0055

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                   Name of each exchange
     Title of each class                            on which registered
     -------------------                            -------------------
           None                                             None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this form 10-KSB. [X]

     State Issuer's revenues for most recent Fiscal Year.  $7,405,548.

     The aggregate market value of the Common Stock held by non-affiliates of the Issuer, based upon the closing bid price of the Common Stock on January 31, 1997 as reported on the NASDAQ Small Cap Market, was approximately $1,514,259. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1996, Registrant had outstanding 3,134,948 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                PROXY STATEMENT AND ANNUAL REPORT TO SHAREHOLDERS


                                     PART I
               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (I) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management of Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

     This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products and services, and other factors which are described herein and/or in documents incorporated by reference herein.

     The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS


GENERAL

      VideoLabs, Inc. (the "Company") is a Delaware corporation which was incorporated in 1992. The Company designs and manufactures image capture, transmission and manipulation devices for use as components of systems for security, medical, desktop computer video applications, video-teleconferencing and computer-based and non-computer based audio-visual presentations. The Company does not produce complete video systems but only certain components thereof which are specifically described below. The Company sells its products to individual and organizational customers who assemble complete solutions.

      The Company believes that there are significant opportunities for growth in the application of the core technologies of the Company in several market segments. The potential for increases in use of image capture devices in audio visual, education and computer markets is increasing rapidly as computer processing power, speed and cost factors have all improved as has higher capacity transmission utilities. The Company has also observed emerging applications in the use of video image capture solutions in security, medical and industrial market segments that are primarily due to new, flexible digital applications that allow for unique solutions targeted at potential niche markets.

      The Company's first product was FlexCam, a very small color video camera and microphone attached to a 3/8ths inch flexible 18- inch shaft which transmits live video images of persons, objects or documents to a monitor or through a separate video-capture board to the monitor of a computer. This product was introduced in March 1993 with first shipments in April of 1993.

     The Company's second product, the FlexCam/Document, introduced in July, 1993, was a specially designed electronic camera for use in transmitting video information under difficult lighting conditions. The Company believes that FlexCam and FlexCam/Document are very desirable electronic cameras for use in video- teleconferencing because they are very small, requiring little space on the desktop, they can be positioned to focus on either the people participating in a conference or documents or objects referenced in such conference, and they produce images of high quality.

      The Company's third product, FlexCam/Teaching, introduced in July, 1994, is specifically designed for the medical and education markets. It includes a standard C-mount lens for classroom viewing and magnification of objects and technical documents. With its microscope adapter, FlexCam/Teaching connects to most microscopes for displaying slides, X-rays or scientific objects on monitors for groups and classroom viewing.

      During 1994 the Company introduced the concept of FlexCap, a Universal Digital Camera Module (UDCM) which includes its own video- capture computer board. This product was abandoned in November of 1996 due to rapid changes in technology.

      Additional products, the VideoShot and the T230Pro Video capture board, were introduced in 1995 and the Stinger video capture card in 1996. All of these products are designed for Windows-based computer capture. These products gave the Company the ability to provide complete video solutions to the Windows-based computer marketplace.

      The Company's long term strategy is to build image capture transmission and manipulation solutions for individual and organizational customers that can earn appropriate returns for shareholders.

      The Company's short term strategy is to develop or acquire image capture solutions for specific niche markets in education, audio visual, security and medical applications where it already has distribution resources and can provide value-added solutions.

The Company Strategy

      The Company's business strategy is to utilize its core competencies in analog and digital image capture development and distribution to provide solutions for individual and organizational customers and to earn an acceptable return on equity for the Company's shareholders.

Focus on Profitable Growth

     The Company is focused on internal growth in profitable niches in professional image capture solutions for audio visual, education, security and medical markets where it currently has distribution system capabilities. The Company intends to become a multiple product supplier in these markets through internal product development and through product acquisitions. The Company is positioned to respond to growth opportunities in the desktop video and computer videoconferencing markets as profitable niches and internal resources become available.

      The company has instituted an ISO 9001 quality program and is working with its suppliers to reduce cost of goods sold and inventory levels while improving quality and customer response times. During 1996 the Company reduced its staffing levels and 1997 budgets to reduce overhead costs.

      Furthermore the Company is working on partnerships with its suppliers and distributors to reduce cost of goods sold and selling expenses while shortening cycle times and putting the Company closer to our customers in the selling channel.

PRINCIPAL PRODUCTS, SERVICES AND THEIR MARKETS

The Company's Current Products

     The Company offers a unique line of video products ranging from image capture devices, image transmission and image manipulation. The Company's product offering enables our customers to sell stand alone products or as part of a system integration.

     The Company has four channels of focus in 1997: Videomicroscopy, Photo Identification/Security, Audio Visual and PC/Videoconferencing. As new markets emerge for the FlexCam family of products we will be evaluating and determining our focus for the next year. Our customers also use our image capture devices in medical, inspection and industrial applications.

VIDEOMICROSCOPY APPLICATIONS
*    FLEXCAM TEACHING
*    FLEXCAM STUDENT
*    FLEXCAM MICROSCOPE

     When the FlexCam Teaching camera was introduced to the microscope market late August of 1994, the Company did not anticipate the extent of what impact the FlexCam Teaching would have. It was a simple concept of reshaping a more effective and easy to use camera for use with microscopes. The flexible gooseneck wand allows users of the microscopes to easily attach the camera to a microscope for previewing on a monitor or with the ability not to use a camera tripod for presentations outside the microscope. Many schools are discovering our image capture products have additional applications outside of the science laboratories, including use in sharing video images with other schools around the world through the Internet.

PHOTO IDENTIFICATION / SECURITY SOLUTIONS
*    FLEXCAM ID
*    T230 CAPTURE CARD
*    FLEXCAM ID BADGING SYSTEM
     *    FLEXCAM ID
     *    T230 CAPTURE CARD
     *    IDTEL 2000 SOFTWARE
     *    PRIVILEGE CARD PRINTER

     The original FlexCam was used in many security applications, one of which is a basic head to shoulder image of an individual to provide greater security within an institution. The FlexCam ID was developed solely for use with images of individuals. The FlexCam ID was selected as the camera of choice for many schools, health clubs, corporations and membership organizations. The FlexCam ID system was developed late in 1996 to provide a complete turnkey system for use with identification badging applications.

AUDIO VISUAL / PRESENTATION SOLUTIONS
*    FLEXCAM DOCUMENT
*    FLEXCAM

     With the presentation market doubling over the last several years, VideoLabs customers have seen significant growth for video and image capture applications for this market. The FlexCam Document camera was developed in 1993 specifically for document presentations, as well as any other three dimensional objects. The FlexCam Document camera is typically sold as an add on to a part of a customers solution. The camera can be easily integrated with liquid crystal displays, video projectors, as well as television monitors and VCRs.

PC & MACINTOSH GLOBAL VIDEOCONFERENCING
* FLEXCAM PLANETVIEW
* FLEXCAM
* STINGER PCI CAPTURE CARD
* ENHANCED CU-SEEME SOFTWARE

     In 1992 the Company introduced FlexCam to the personal computer and videoconferencing markets. The FlexCam is the Company's standard camera which can be used with any videoconferencing product for integration. With the unique gooseneck and audio integrated into one camera, which can be positioned in any direction, System Integrators started to offer the FlexCam as part of their solution.

     The FlexCam PlaNETVIEW along with the Stinger PCI card and Enhanced CU-SeeMe software is the Company's first turnkey solution for videoconferencing. The FlexCam PlaNETVIEW allows consumers to videoconference over the Internet and/or Intranet throughout the world.

The Company's Proposed Products
     The Company's engineering is committed to the development of a minimum of three new video capture devices for 1997. This commitment is part of engineering's eighteen month plan which in turn is part of the Company's 1997 business plan.

STUDENTCAM

     The first product which has been developed is the StudentCam camera. This is a standard resolution color camera which does not share some of the enhanced features of the new TeachCam and is priced accordingly. The StudentCam began shipments in the first quarter of 1997.

TEACHCAM 6.0

     The second product developed is the 6.0 TeachCam to replace the 3.0 TeachCam. This module was co-developed with a key supplier and is a product improved version of the older 3.0 version. The 6.0 TeachCam began shipping on schedule the first quarter of 1997 to the US markets and will start shipping internationally late in the second quarter of 1997. The TeachCam will be modified in late 1997 to add additional features not yet available from competition.

PROFESSIONALCAM

     The third product VLI engineering is committed to develop is a high resolution enhanced feature camera which will be called the 7.0 ProfessionalCam. This camera will provide the customer with full functional control of the cameras settings as well as provide a high quality, high resolution video signal. This camera will replace the existing 3.0 Document Camera as well. The
7.0 camera is scheduled for release during the third quarter of 1997.

STINGER NT

     The Company is currently creating NT drivers and a developers kit for the Stinger video capture card. This is in response to customers requests for this driver for use on their NT platform systems. The Stinger is currently compatible with Windows95 platforms. We believe that these additional drivers will enhance the product as well as extending its sales life for the Company. The new drivers are scheduled for release the second quarter of 1997.

Marketing and Distribution

     The Company currently sells through Business Partners, Resellers and the Internet. All of these distribution levels are maintained and sold with factory direct sales and marketing employees from the Company.

     The Company's Business Partners are Dealers and Distributors which have worked with the Company to give a quarterly and annual commitments in sales. This is a new initiative in 1997 for the Company. The Company supports this channel through training, product demonstrations and joint marketing efforts. All of the Company's Business Partners are required to sign annual contracts and are considered partners versus traditional distributors, due to the change from transactional to relationship.

     The Company's Resellers consist of Value Added Resellers, Mail Order, System Integrators and Resellers of products. Our current Reseller base is well over 1,500 customers, which buy and resell our family of products direct to the consumer. This channel is supported through training, product demonstrations and vertical advertising.

      In the international markets the Company sells its products through the same Business Partner model as above. As of December 31, 1996, the Company's products were being offered for sale by distributors in over thirty (30) countries, including the United Kingdom, Germany, France, Italy, The Netherlands, Switzerland, Scandinavia, Singapore, Korea, Hong Kong and Australia. Arrangements with these distributors provide for significant incentives for them to purchase the Company's products in large volumes. Through exposure of the products at international trade shows, additional international distributors are being actively solicited. In 1996, approximately forty percent (40%) of the Company's gross revenue was from international markets.

      All of the Company's international sales are invoiced in United States dollars. International sales are made on the basis of cash in advance by wire transfer, credit card, or irrevocable letters of credit. Credit limits have been established for several of the international distributors and all open accounts of over $3,000.00 are credit insured. The Company's international sales are subject to certain risks common to many export activities, such as government regulations, export license requirements and the risk of imposition of tariffs and other trade barriers.

      The Company also is actively developing OEM customers for its products. OEM customers purchase cameras from the Company and incorporate these cameras as part of their own product offerings. As of December 31, 1996, the Company had fifteen (15) active OEM customers.

Major Customers

     During 1996 the Company did not have any significant sales to any one customer. The Company did however in 1995 have significant sales of 13% to a single customer that did not repeat that volume in 1996.

Backlog

     The Company typically ships product within one to two weeks after receipt of an order, which is common in this industry. Accordingly, backlog as of any particular date is not representative of actual sales for any succeeding period.

Customer Service

      The Company believes that customer service is a critical element in maintaining strong customer relationships. Customer service includes installation support, product training, technical support, applications support, timely maintenance and effective operations manuals. Repair of the Company's products is performed at the Company's manufacturing facility by trained technicians.

      The Company warrants its camera products against defects in materials and workmanship for a period of one year from the date of manufacture. For OEM customers, product line warranty is generally negotiated with each customer.

Research and Development

     The year 1996 brought the development of new products for the education market as well as video capture devices for PC video and videoconferencing market. The Stinger video capture card was released early in the year as a low cost, high quality video capture solution for PC users. Engineering continues to develop new supporting software for this product with the aid of an experienced contract software developer.

     During fourth quarter of 1996, VLI engineering has developed an eighteen month new product development plan. This plan will assist engineering with utilization of existing resources in development of new products as forecast by sales and marketing.

     In 1996, the Company's expenses relating to research and development were $384,804. During 1995, the Company's expenses relating to research and development were $412,860. The current VLI engineering staff consists five (5) full-time equivalent employees. The Company also contracts services from both mechanical engineers and software engineers as required.

Manufacturing and Supplies

      The Company assembles its products at its facility in Minnetonka, Minnesota. The Company's manufacturing operation consists of procurement and inspection of components and sub-assemblies, final assembly and testing of finished products. After components have been procured, they are sent in kits to sub- assembler companies, mostly located near the Company's facilities, which then build the sub-assemblies. The sub-assemblies are then returned to the Company's Minnetonka facility for final assembly. All finished products are subjected to a minimum twelve hour reliability test before they are packaged and shipped to customers. Beginning in 1996 some assembly operations were moved offshore, particularly the assembly of analog camera technology. However, because of inconsistent quality the Company has returned that operation to our Minnesota facility.

     Components and sub-assemblies are inspected for mechanical and electrical compliance with the Company's specifications. All finished products are tested against Company and customer specifications. The Company's products are shipped in protective packaging to minimize potential damage during shipment.

     Certain components and camera modules continue to be available only from a single source, or a limited number of sources. The Company has several principal suppliers. The Company attempts to keep an adequate supply of critical components in its inventory to minimize the impact caused by the loss of a significant supplier. There can be no assurance, however, that loss of a supplier would not result in a material adverse effect on the ability of the Company to meet its product shipment requirements.

Competition

      The electronic camera market is highly competitive. The Company competes with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than the Company. Some of these other companies manufacture and sell electronic cameras as well as video-capture equipment, and some are distributors for these products. The Company believes that it competes most directly with Sony, Toshiba, Panasonic, Ken A Vision, Sharp Electronics and Elmo.

     Because the Company manufactures its product lines through the assembly of component parts which are readily available in the world marketplace, there are few barriers which would prevent others from designing and assembling products similar to those sold by the Company.

      The Company competes for electronic camera sales primarily on the basis of image quality, focus, costs, flexibility, delivery time, reputation, reliability, the effectiveness of its sales and distribution channels and its customer service. The Company believes that its products compete favorably on these factors, although there can be no assurance that this will continue to be true in the future.

Intellectual Property Rights

      The Company attempts to protect the proprietary rights to its products by use of patents, copyrights, trade secret law and internal non-disclosure safeguards. The source code for the software contained in the Company's products is considered proprietary and is not furnished to customers. The Company has also entered into confidentiality and non-compete agreements with certain key engineering and technical employees as well as outside consultants. See "Management." Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information that the Company regards as proprietary.

      The Company has received a patent for the FlexCam and intends to vigorously defend that patent in the marketplace.

      FlexCam was engineered by Suick Bay Technologies of Maple Grove, Minnesota and Worrell Design of Minneapolis at the direction of the Company. The Company has a royalty agreement with Worrell Design and pays two percent (2%) of revenues resulting from the first 36,000 electronic camera sales and one percent (1%) of the revenues from the subsequent 20,000 unit sales and one-half percent (0.5%) of the next 20,000 unit sales. The Company has currently shipped approximately 54,000 units under this agreement. The royalty agreement with David Krekelberg of Suick Bay Technologies has been terminated.

      The Company uses the name "FlexCam" under an indefinite license from Video Dynamics, Inc. for a yearly payment of $5,000.

      Because of the rapid pace of technological changes in the computer industry, the Company believes that patent, trade secret and copyright protection are less significant to its competitive position than are factors such as the knowledge, ability and experience of the Company's personnel, the Company's success at new product development and frequent product enhancements, and the Company's name recognition and ongoing reliable product maintenance and support.

Employees

     As of December 31, 1996, the Company had twenty one (21) full-time employees, including six (6) in manufacturing, five (5) in engineering, product development and warranty repair, six (6) in sales and marketing, and four (4) in general administration and finance. None of the Company's employees are represented by a labor union or are subject to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory. The Company does not expect to add employees during 1997.

      During 1996, three significant employees named in the 10KSB for year ended December 31, 1995, left the employ of the Company. Mr. Gary Campbell, Vice president of Sales resigned and was not replaced. Frank Broghammer, CFO, resigned and entered into a consultant agreement and was not replaced. Ward C. Johnson, President and CEO, retired from the Company as an employee, but remains on the Board of Directors for the Company and was replaced by James W. Hansen as Acting President, Treasurer and CEO. There is no assurance that the persons who replaced others who left the Company will be equal in performance to the individuals previously holding these positions.

Environmental Compliance

      Compliance with federal, state and local laws regarding the discharge of materials into the environment has no material effect upon capital expenditures, earnings, competitive position or finances of the Company.

Government Regulation

     Products sold by the Company are subject to regulations of the US Government Federal Communication Commission and European product compliance requirements. All products sold by the Company have met mandatory requirements of both FCC and CE regulations. The Company does not know of any pending regulations which would affect its operations or products.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's operations are located in Minnetonka, Minnesota, where the Company has leased approximately 4,920 square feet of office and 3,153 square feet of manufacturing and development space since September 1994 under a lease that expires in September 1997. The Company believes the facility is in excellent condition. The annual rental is approximately $61,000. The Company will be evaluating its space requirements prior to the lease expiring in September 1997.

      In 1994 the Company purchased a condominium in Rotterdam, The Netherlands for $137,579, for use by Company sales representatives. From September 1994 through November 15, 1996 this condominium was occupied by Greg Craven, a sales representative of the Company who is also the adult son of Richard F. Craven, a Director of the Company. The apartment is vacant and is listed for sale with a Netherlands Real Estate Company.


ITEM 3.  LEGAL PROCEEDINGS

      There are no pending material legal proceedings against the Company or its property.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to vote of the security holders during the quarter ended December 31, 1996.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

a)  Market Information.

      The Company's Common Stock is traded on the NASDAQ Small Cap market. The following table sets forth, for the periods indicated, the high and low bid prices per share for the Company's Common Stock as reported to the Company by NASDAQ. The Company's Common Stock began trading on May 10, 1994.

FISCAL YEAR ENDED DECEMBER 31, 1994        Low Bid       High Bid
-----------------------------------        -------       --------
May 10, 1994 through June 30, 1994           $3.25         $3.75
Quarter ended September 30, 1994             $3            $3.375
Quarter ended December 31, 1994              $2.25         $3.25

FISCAL YEAR ENDED DECEMBER 31, 1995
-----------------------------------
Quarter ended March 31, 1995                 $2.5          $3.375
Quarter ended June 30, 1995                  $2            $2.25
Quarter ended September 30, 1995             $2            $2.25
Quarter ended December 31, 1995              $1.938        $2.25

FISCAL YEAR ENDED DECEMBER 31, 1996
-----------------------------------
Quarter ended March 31, 1996                 $2.5          $2.75
Quarter ended June 30, 1996                  $3.375        $3.75
Quarter ended September 30, 1996             $1.875        $2
Quarter ended December 31, 1996              $.5625        $.75

b)  Holders.

As of March 15, 1996 there were approximately 151 record holders of the Company's Common Stock.

c)  Dividends.

The Company has not declared any cash dividends on any class of common equity for the last three fiscal years. The Company currently intends to retain earnings for its use in operations and does not anticipate paying cash dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

      The Company was incorporated in July of 1992 to design and develop a hardware and software videoconferencing system. Shortly after formation, the Company sold its software development project due to capital constraints and concentrated on the design, manufacture and sales of desktop cameras for the integration into systems for computer video applications, video teleconferencing and computer based audio-visual presentations.

      The Company's first product was the FlexCam, a small color video camera with a microphone attached to an 18-inch flexible shaft which transmits live video images of persons, objects or documents through a video capture board to the monitor of a computer. Subsequent products have been specifically designed for specific market niches that have a need for high quality, flexible image capture.

      The Company completed several rounds of private financing during 1992 and 1993 and completed its IPO on May 10, 1994 at a price of $3.50 per share, raising approximately $5 million in an underwriting transaction through R.J. Steichen and Company.

     The Company experienced steady growth through 1995 and reached profitability due to the sale of the remaining investment in the original software project the Company had spun out earlier. In 1994, the Company began the development of the Universal Digital Camera Module (UDCM) and ordered inventory to support sales expectations. The product was not subsequently completed and a reserve for inventory value adjustments were taken at year end 1996. At the same time, the Company's founder and President retired and a reserve was created for severance costs resulting from a layoff of 20% of the current staff, along with a reserve for the settlement of a lawsuit relating to the discontinued product development of the UDCM with a former officer and director of the Company.

       1997 will be a transition year for the Company. The Company is committed to fulfilling the vision of its founders as it transitions to a revised purpose statement with renewed focus on providing customer solutions involving our core competency, image capture, achieving profitability on an annualized basis and challenging all associates to meet plan and grow professionally.

Results of Operations

      Net Sales for the period ending December 31, 1996 decreased nine (9%) from the prior year end from $8,097,316 in 1995 to $7,405,548 in 1996. This sales decrease was primarily due to a price reduction of the Company's product called the FlexCam. The Company reduced the FlexCam's price from $595 to $395 due to competitive pressures in the computer industry. Another significant reason was the loss of sales to a significant 1995 customer that did not meet the same volumes in 1996. The Company's unit volume sales remained constant to the prior year. The Company anticipated that a price reduction of its FlexCam would increase unit volumes, however this did not happen. Unit volumes did however increase in the Company's Videomicroscopy industry which focuses on the education market. Sales volumes in this market increased by 60% over the prior year.

      During 1996, sales in the U.S., Europe and Asia/Pacific were respectively 60%, 32% and 8% of total sales. During 1995 the percentage of sales in these same regions were respectively 49%, 26% and 25% of total sales. The decrease in sales volume in the Asia Pacific Region is primarily due to the lack of sales from a significant customer that purchased 13% of total sales in 1995 and only 3% of total sales in 1996. The Company's largest customer in 1996 purchased 8.5% of the total sales volume in 1996 and is anticipated to keep the same volumes for 1997, however, the loss of any significant order could adversely affect the Company.

     Gross profits for the period ending December 31, 1996 were $1,077,677 which was 15% of total sales compared to $3,040,094 which was 38% of total sales for year ending December 31, 1995. This decrease in gross profit for 1996 is primarily due to the yearend write down of $1,575,000 to reflect the valuation of inventory which became technologically obsolete. This inventory valuation write down was 21% of total sales. The Company started purchasing inventory in late 1994 for the Universal Digital Camera Module (UDCM) product. The product was never completed and the technology became obsolete. The Company is aggressively pursuing different sources to either purchase the components from the Company at a discount or engineer the components into a future product for the Company.

      Cost of sales includes all materials, labor, packaging, manuals and related overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Cost of sales does not include royalty costs or commission costs related to the sales of products. The Company has set goals for 1997 to reduce the cost of materials used in manufacture and costs associated to manufacturing overhead. The Company has already realized some of these reductions in the first quarter of 1997.

     In 1996 the Company changed to an off shore supplier to reduce costs and realized quality problems. This resulted in higher manufacturing overhead cost for quality repair and warranty repair work. The Company is phasing out of the off shore components in the first quarter of 1997 and into a higher quality solution. The Company is committed to restoring the quality of its products in 1997 and thus hired a quality technician early in 1997 to develop an ISO 9001 quality program.

     Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. Selling, general and administrative expenses increased 16% from $3,164,461 in 1995 to $3,675,060 in 1996. Selling expenses and research and development expenses remained constant over the two years. General and administrative expenses increased by approximately $500,000. The Company attributes this increase to the reserves that the Company established at year end for retirement and severance charges of approximately 20% of the current employment base of the Company, for a charge to cover future warranty costs, and a charge to litigation reserves for settlement costs associated with the lawsuit with a former officer and director of the Company.

      After restructuring in late 1996, the Company reduced its employment base by 20% in addition to cutting over $600,000 of other operating expenses out of its 1997 operating plan.

     The Company's operating loss for the year ending December 31 , 1996 was $2,597,383 compared to an operating loss of $124, 367 for the year ending December 31, 1995. The Company attributes the increase in operating losses to the fourth quarter adjustments in 1996 as mentioned above, which decreased income by approximately $1.9 million. The Company anticipates that operating margins in 1997 will improve with the objectives the Company has set for 1997 including raw material cost reductions, manufacturing overhead cost reductions and SG&A cost reductions. However, even if these efficiencies are achieved, if the sales volumes do meet projections, overall income from operations will be adversely affected.

      Other income for 1996 consisted of interest income of $54,007 compared to interest income for 1995 of $98,456 and an interest expense for 1996 of $2,117. In 1995 the Company converted its $100,000 note receivable from RSI, Inc. into 88,888 shares of RSI, Inc. common stock. The Company sold 25,000 shares of RSI, Inc. commons stock at the time of RSI, Inc.'s initial public offering which resulted in a non-operating gain on sale of assets of $198,606 for 1995. The Company sold the remaining 63,888 shares at a discount in May 1996 after receiving consent from the underwriter for a book profit of $230,354.

      At December 31, 1996 the Company had a net operating loss carry forward of approximately $819,000 and a general business credit carry forward of $58,000 available to be carried to future periods. The loss carry forward and general business credit carryforwards expire in 2008 through 2011 if not used.

      The net loss for the year ending December 31, 1996 was $2,362,115 compared to a net income for the year ending December 31, 1995 of $202,694. The loss per share for 1996 was $0.75 per share compared to earnings per share for 1995 of $0.06 per share. The items that negatively impacted this loss were discussed above.

      Earnings and loss per common share amounts were computed using the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding for the years ended December 31, 1996 and 1995 was 3,134,498 and 3,133,948, respectively. During 1996, stock options and warrants for the purchase of common stock were anti-dilutive and have not been included in these computations. The fully diluted weighted average number of shares outstanding for 1995 was 3,183,948, however, this had no effect on earnings per share.

Liquidity and Capital Resources

      Working Capital, consisting principally of cash, certificates of deposit, receivables and inventories, was $2,124,418 at December 31, 1996 and $4,526,387 at December 31, 1995. The ratio of current assets to current liabilities was 2:1 at December 31, 1996 and 6:1 at December 31, 1995. A large portion of this decrease in working capital and current ratio was due to the year end adjustments of inventory valuation, retirement and severance costs, litigation reserves and product warranty reserves totaling approximately $1.9 million.

      Inventories at December 31, 1996 were higher than required due to sales volumes in the fourth quarter of 1996 not meeting projections. The Company has to purchase long lead time components four months in advance, so if the Company's projections are not accurate, inventories are higher than required. The Company anticipates that excess inventory will be liquidated in the first two quarters of 1997. However, in the event that such inventory becomes obsolete, the Company's cash would be substantially diminished and the Company could be put into a position of needing funds.

      Currently the Company has a discretionary working capital line of credit with its bank of the lesser of $1,500,000 or 80% of eligible accounts receivable (as defined) plus $500,000 in cash collateral, with outstanding borrowings due April 10, 1997. The available line of credit is reduced by outstanding irrevocable letters of credit which totaled $1,201,909 at December 31, 1996. The letters of credit may be drawn upon by major suppliers of the Company. The letters of credit expire from March 1997 through April 1997. There are no borrowing outstanding under this line of credit at December 31, 1996. Advances under the note are secured by substantially all corporate assets, including assignment of a certificate of deposit with a minimum amount of $500,000. Interest is charged at 1% over the bank's index rate. The interest rate at December 31, 1996 was 9.25%. The terms of the note agreement with the bank require the Company to maintain certain financial ratios that the Company has not attained. The Company is presently negotiating with the same bank for a $500,000 line of credit that would be supported by the Company's accounts receivable and cash collateral of a $200,000 certificate of deposit thus making available the $300,000 of the preceding certificate of deposit. The requirement for the $200,000 certificate of deposit would be reviewed in 90 days and could be withdrawn subject to the Company meeting its planned objectives for that 90 day period. This line of credit would be used to support letters of credit with the Company's suppliers.

 The Company believes that it has sufficient liquidity to support its anticipated growth during the next twelve months. However, this belief is predicated upon meeting the anticipated sales forecast. If the projections are not met, the inventory reductions anticipated by the Company will not occur. This would materially adversely affect the Company's cash position.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders
    and Board of Directors
VideoLabs, Inc.
Minnetonka, Minnesota

We have audited the accompanying balance sheet of VideoLabs, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VideoLabs, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                        Certified Public Accountants

Minneapolis, Minnesota                  Boulay, Heutmaker, Zibell & Co. P.L.L.P
February 11, 1997




                                 VIDEOLABS, INC.

                                  Balance Sheet

                                                                      December 31
ASSETS                                                             1996          1995
                                                                ----------    ----------
Current Assets
    Cash and cash equivalents                                   $  631,456    $  687,508
    Certificates of deposit- restricted                            513,788       576,900
    Marketable securities                                                        353,963
    Accounts receivable
        Trade accounts, less allowance for doubtful accounts
            of $25,400 in 1996 and 1995                            799,799     1,259,517
        Other receivables                                            6,157        15,843
    Inventories                                                  1,830,300     2,399,947
    Deferred income taxes                                                         30,000
    Prepaid expenses                                               154,749       106,802
                                                                ----------    ----------
            Total current assets                                 3,936,249     5,430,480

Property Held for Sale, net of $37,805 accumulated
    depreciation                                                    99,774

Property and Equipment
    Office and computer equipment                                  356,126       324,068
    Machinery and equipment                                        280,262       312,723
    European real estate                                                         137,579
    Leasehold improvements                                          21,249        21,249
    Vehicles                                                                      31,623
                                                                ----------    ----------
                                                                   657,637       827,242
    Less accumulated depreciation                                  355,877       265,107
                                                                ----------    ----------
            Net property and equipment                             301,760       562,135
                                                                ----------    ----------

            Total assets                                        $4,337,783    $5,992,615
                                                                ==========    ==========

Notes to Financial Statements are an integral part of this Statement

                                 VIDEOLABS, INC.

                                  Balance Sheet


                                                         December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                 1996            1995
                                                 -----------     -----------

Current Liabilities
    Accounts payable                             $ 1,057,869     $   770,356
    Current maturities of long-term debt              10,285
    Customer deposits                                 15,070          21,125
    Accrued compensation                             153,607          64,612
    Purchase commitments, reserves and other         575,000          48,000
                                                 -----------     -----------
            Total current liabilities              1,811,831         904,093


Long-Term Debt, net of current maturities             16,110

Commitments and Contingencies


Stockholders' Equity
    Common stock, $.01 par value;
        Authorized, 20,000,000 shares
        Issued and outstanding, 3,134,948
         shares in 1996 and 3,133,948 in 1995         31,349          31,339
    Preferred stock, $.01 par value;
        Authorized, 5,000,000 shares
        No shares issued and outstanding
    Additional paid-in capital                     5,514,293       5,511,653
    Unrealized gain on marketable securities                         219,215
    Accumulated deficit                           (3,035,800)       (673,685)
                                                 -----------     -----------
            Total stockholders' equity             2,509,842       5,088,522
                                                 -----------     -----------

            Total liabilities and
             stockholders' equity                $ 4,337,783     $ 5,992,615
                                                 ===========     ===========


Notes to Financial Statements are an integral part of this Statement.


                                 VIDEOLABS, INC.

                             Statement of Operations


                                                     Years Ended December 31
                                                       1996            1995
                                                   -----------     -----------
Sales                                              $ 7,405,548     $ 8,097,316
Cost of Sales
    Cost of goods sold                               4,752,871       5,057,222
    Adjustment for write down of
     inventories including purchase commitments      1,575,000
                                                   -----------     -----------
      Total cost of sales                            6,327,871       5,057,222
                                                   ===========     ===========

Gross Profit                                         1,077,677       3,040,094

Operating Expenses
    Selling expenses                                 1,677,189       1,647,029
    General and administrative expenses              1,613,067       1,104,572
    Research and development                           384,804         412,860
                                                   -----------     -----------
      Total operating expenses                       3,675,060       3,164,461
                                                   -----------     -----------

Operating Loss                                      (2,597,383)       (124,367)

Other Income (Expense)
    Interest income                                     54,007          98,456
    Interest expense                                    (2,117)
    Gain on sale of assets                             213,378         198,605
                                                   -----------     -----------
      Total other income, net                          265,268         297,061
                                                   -----------     -----------

Income (Loss) Before Provision for
 (Recovery of)Income Taxes                          (2,332,115)        172,694

Provision for (Recovery of) Income Taxes                30,000         (30,000)
                                                   -----------     -----------

Net Income (Loss)                                  ($2,362,115)    $   202,694
                                                   ===========     ===========

Earnings (Loss) per Share                          ($      .75)    $       .06
                                                   ===========     ===========

Notes to Financial Statements are an integral part of this Statement.


                                VIDEOLABS, INC.

                        Statement of Stockholders' Equity

                     Years Ended December 31, 1996 and 1995

                                                           Net
                                                       Unrealized
                          Common Stock     Additional    Gain On
                        ----------------    Paid-In     Marketable   Accumulated
                        Shares    Amount    Capital     Securities     Deficit
                        ------    ------    -------     ----------     -------

Balances -
   December 31, 1994   3,133,948  $31,339  $5,511,403                 ($876,379)

   Net income                                                           202,694

   Issuance of warrant                            250

   Net unrealized gain
     on marketable
     securities                                         $219,215
                       ---------   ------   ----------   --------     ---------

Balances -
   December 31, 1995   3,133,948   31,339   5,511,653    219,215       (673,685)

   Net loss                                                           (2,362,15)

   Exercise of warrant     1,000       10       2,640

   Change in unrealized
     gain on marketable
     securities                                         (219,215)
                       ---------   ------   ----------   --------     ---------

Balances -
   December 31, 1996    3,134,948  $31,349  $5,514,293  $    --    $($3,035,800)
                        =========  =======  ==========  ========   ============


Notes to Financial Statements are an integral part of this Statement.


                                 VIDEOLABS, INC.

                             Statement of Cash Flows

                                                         Years Ended December 31
                                                           1996           1995
                                                       -----------     -----------
Cash Flows from Operating Activities
    Net income (loss)                                  ($2,362,115)    $   202,694
    Adjustments to reconcile net income
     (loss) to net cash used
        for operations:
        Depreciation and amortization                      221,867         194,362
        Provision for losses on accounts receivable                          5,383
        Amortized premium on investments                       861
        Gain on sale of assets                            (213,378)       (170,943)
        Deferred income taxes                               30,000         (30,000)
        Change in assets and liabilities
            Interest receivable                              3,094           7,744
            Accounts receivable                            466,310        (265,716)
            Inventories                                    569,647      (1,088,210)
            Prepaid expenses                               (47,947)        (73,582)
            Accounts payable                               287,513        (272,978)
            Customer deposits                               (6,055)        (31,735)
            Accrued compensation                            88,995          27,266
            Purchase commitments, reserve and other        527,000          48,000
                                                       -----------     -----------
            Net cash used for operating activities        (434,208)     (1,447,715)

Cash Flows from Investing Activities
    Capital expenditures                                   (70,177)       (208,349)
    Proceeds from sale of equipment                         25,144             800
    Purchase of certificates of deposit                 (1,034,960)       (810,650)
    Proceeds from maturities of
       certificates of deposit                           1,098,072         333,750
    Purchase of marketable securities                      (63,713)
    Proceeds from sales and maturities of
       marketable securities                               365,468       2,645,743
                                                       -----------     -----------
            Net cash from investing activities             383,547       1,897,581

                                  - Continued -

Notes to Financial Statements are an integral part of this Statement.


                                 VIDEOLABS, INC.

                       Statement of Cash Flows - Continued

                                                       Years Ended December 31

                                                           1996          1995
                                                        ---------     ---------
Cash Flows from Financing Activities
    Issuance of common stock and warrants               $   2,650     $     250
    Payments of long-term debt                             (8,041)         --
                                                        ---------     ---------
       Net cash (used for) from financing activities       (5,391)          250
                                                        ---------     ---------

Net (Decrease) Increase in Cash and Cash                  (56,052)      450,116
  Equivalents

Cash and Cash Equivalents - Beginning of Year             687,508       237,392
                                                        ---------     ---------

Cash and Cash Equivalents - End of Year                 $ 631,456     $ 687,508
                                                        =========     =========

Supplemental Cash Flow Information
    Cash paid during the year for interest              $   2,117     $    --
                                                        =========     =========
    Cash paid during the year for taxes                 $    --       $    --
                                                        =========     =========

Supplemental Schedule of Noncash Investing
  and Financing Activities
    Unrealized gain on marketable securities
      classified as available-for-sale,
      net of tax effect                                 ($219,215)    $ 219,215
                                                        =========     =========

    Capital lease obligations incurred                  $  34,436
                                                        =========

    During 1996, the Company retired $64,552 of fully depreciated fixed assets.

     During 1995, the Company converted a note receivable for $100,000 into 88,888 shares of the debtor's common stock.


Notes to Financial Statements are an integral part of this Statement.


VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1996 and 1995



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

VideoLabs, Inc. designs, manufactures and markets products for computer based video systems and video communications. The products are sold throughout the world. The Company extends credit in the normal course of business to its customers who are generally companies in the computer industry. The Company performs credit evaluations of its customers' financial condition and generally requires no collateral.

ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

The Company has recognized a write down of inventories including future purchase commitments for a product that is not expected to be marketable. In addition, the Company has recognized a reserve for future inventory obsolescence of $60,000 in 1996 and $30,000 in 1995 due to the risk of continuing technological changes in the industry. Management believes this will reduce inventory to the lower of cost or market. While it is possible that the estimate will change materially in the near term, no estimate can be made of the range of additional loss, if any.

The Company has recorded a reserve for product warranties in the amount of $35,000. This warranty accrual pertains primarily to new products shipped in the last half of the year. It is reasonably possible that actual warranty costs could differ from amounts estimated. It is not possible to estimate any additional product warranty costs, if any, at this time.

Fourth quarter adjustments in 1996, which decreased income by approximately $1,975,000, were made to reflect changes in the valuation of inventory, retirement and severance charges, and for costs associated with litigation involving the Company. The Company had fourth quarter adjustments in 1995, which increased income by approximately $100,000, to adjust estimated realization of deferred tax assets and gain on sale of assets.

In 1995, the Company recorded a net deferred tax asset of $30,000, reflecting the benefit of approximately $591,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation. The amount of the deferred tax asset considered to be realizable was reduced to $0 during 1996 due to the uncertainty that the Company will be able to use the net operating loss carryforwards in the future.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1996 and 1995



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash. At times throughout the year, the Company's cash deposited in financial institutions may exceed FDIC insurance limits.

MARKETABLE SECURITIES

The Company classifies its marketable debt securities as "held-to- maturity" if it has the intent and ability to hold the securities to maturity. All other marketable securities are classified as "available-for-sale". Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available- for-sale are carried at their estimated fair value. Realized gains and losses, determined using the average cost method, are included in earnings; unrealized holding gains and losses on available-for- sale securities are reported as a separate component of stockholders' equity, net of any tax effect.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at the lower of cost or fair value. Depreciation is provided over estimated useful lives by the use of straight-line and accelerated methods. The present values of capital lease obligations are classified as long-term debt and the related assets are included in machinery and equipment. Amortization of machinery and equipment under capital leases is included in depreciation expense.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred.

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of accounts receivable, inventory, property and equip ment, and certain accrued liabilities for financial and income tax reporting. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes payable. Deferred tax assets are subject to a valuation allowance based on the esti mated realization of those assets.

INVENTORIES

Materials and work-in-process are stated at the lower of average cost or market. Finished goods are stated at the lower of moving average cost or market.

ADVERTISING

The Company expenses the costs of advertising as incurred. Advertising expense was $351,008 and $315,132 in 1996 and 1995, respectively.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share amounts were computed using the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding for the years ended December 31, 1996 and 1995 was 3,134,498 and 3,133,948, respectively. During 1996, stock options and warrants for the purchase of common stock were anti-dilutive and have not been included in these computations. The fully diluted weighted average number of shares outstanding for 1995 was 3,183,948, however, this had no effect on earnings per share.

NEWLY ISSUED ACCOUNTING STANDARDS

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" was approved for issuance. The Company will adopt this Statement in fiscal 1997. The effect of this Statement has not been determined, however, the impact on the Company's financial position and results of operations is not expected to be material.

2.  MAJOR CUSTOMERS AND SUPPLIERS

In 1996, the Company has two customers who accounted for approximately $144,000 of the outstanding trade accounts receivable balance at December 31, 1996.

In 1995, the Company derived approximately $1,025,000 of its revenue from sales to a single customer. This customer also accounted for approximately $256,000 of the outstanding trade accounts receivable balance at December 31, 1995, which amount was secured by a letter of credit.

During 1996 and 1995, the Company had total sales outside the United States of approximately $2,907,000 and $4,110,000, respectively. Of these amounts approximately $2,244,000 and $2,071,000, respectively, were sales to customers in Europe, and $539,000 and $2,039,000, respectively, were sales to customers in the Asia/Pacific region.

In 1996 and 1995, the Company had a supplier from which it made purchases of $1,600,000 and $1,900,000, respectively. Although no long-term supply contract exists, the Company believes there are alternative suppliers of this raw material.

At December 31, 1996 the Company had purchase commitments with four suppliers in the amount of $1,626,000 (See Note 14).

3.  MARKETABLE SECURITIES

At December 31, 1996 the Company held no investments. The cost and fair value of the Company's investments in marketable debt and equity securities at December 31, 1995 was as follows:


                                                                         Gross
                                   Amortized        Unrealized           Fair
                                     Cost             Gains              Value
                                     ----             -----              -----
December 31, 1995
    Available-for-Sale
        Equity securities          $ 71,875          $219,215          $291,090
    Held-to-Maturity
        U.S. Treasury Securities     62,873                              62,873
                                   --------          ---------         --------

           Totals                  $134,748          $219,215          $353,963
                                   ========          ========          ========

The U.S. Treasury Securities matured in 1996. The amortized cost basis was $62,000 and there was no realized gain or loss. Proceeds from sales of securities held as available-for-sale were $303,456 and $131,743 in 1996 and 1995, respectively. During 1996 and 1995 the Company realized gains of $231,582 and $103,618, respectively, from sales of available-for-sale marketable securities.

4.  NOTE RECEIVABLE

On December 30, 1993, the Company sold the rights to a teleconferencing codec (a data compression and decompression hardware and software product) which it had been developing since the Company's inception. The sale, to a start-up company owned by a VideoLabs, Inc. director and stockholder, also included certain equipment. The Company received a $100,000 note in this transaction which was converted into common stock of the debtor in 1995 (Note 3). Deferred profit of $95,000 was recognized in 1995 when the note was converted to common stock.

5.  INVENTORIES

Inventories consisted of the following at December 31:

                                                  1996                    1995
                                                  ----                    ----

      Materials                              $2,137,687              $1,822,647
      Work-in-process                           335,486                 243,895
      Finished goods                            747,127                 363,405
                                             ----------              ----------
                                              3,220,300               2,429,947

      Reserves for inventory write down and
        obsolescence                         (1,390,000)                (30,000)
                                             ----------              ----------
                                             $1,830,300              $2,399,947
                                             ==========              ==========



6.  EUROPEAN REAL ESTATE

During fiscal 1994, the Company purchased real estate in the Netherlands for use as an office and residence by its European salesperson who is a related party. The residence was provided to the salesperson as part of his compensation. The Company no longer employs a salesperson in Europe and the residence is listed for sale.

7.  LINE OF CREDIT

The Company has a discretionary working capital line of credit with its bank of the lesser of $1,500,000 or 80% of eligible accounts receivable (as defined) plus $500,000 in cash collateral, with outstanding borrowings due April 10, 1997. The available line of credit is reduced by outstanding irrevocable letters of credit which totaled $1,201,909 at December 31, 1996. The letters of credit may be drawn upon by major suppliers of the Company. The letters of credit expire from March 1997 through April 1997. There were no borrowings outstanding under this line of credit at December 31, 1996. Advances under the note are secured by substantially all corporate assets, including assignment of a certificate of deposit with a minimum amount of $500,000. Interest is charged at 1% over the bank's "index rate". The interest rate at December 31, 1996 was 9.25%. The terms of the note agreement with the bank require the Company to maintain certain financial ratios. The Company was not in compliance with all such terms of the agreement at December 31, 1996. Such lack of compliance may prevent the Company from drawing on the line of credit.

During 1995, the Company had a discretionary working capital line of credit with its bank of the lesser of $1,000,000 or 75% of eligible accounts receivable (as defined), with outstanding borrowings due July 26, 1996. The Company was required to maintain at least a 50% cash collateral with its bank against all loan advances and/or letter of credit commitments throughout the year. Any credit available in excess of $1,000,000 was required to be secured by equal cash deposits. Advances under the note are secured by substantially all corporate assets. Interest was charged on borrowings at 1% over the bank's reference rate, which was 8.5% at December 31, 1995. There were no borrowings under this line of credit at December 31, 1995. The terms of the note agreement with the bank required the Company to maintain certain financial ratios.

At December 31, 1995, the available balance on the line of credit of $1,216,000 was reduced by outstanding, irrevocable bank letters of credit totaling $1,153,500 which were secured by certificates of deposit of $576,900.

8.  LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1996:

     Capital lease obligations, at implicit
     rates from 12% to 14%, payable in
     installments to 1999                                        $26,395
        Less amounts due within one year                          10,285
                                                                 -------

        Net long-term debt                                       $16,110
                                                                 =======


Scheduled maturities of long-term debt are as follows at December 31, 1996:

     1997                                         $10,285
     1998                                          11,693
     1999                                           4,417
                                                  -------

               Total long-term debt               $26,395
                                                  =======

9.  LEASE OBLIGATIONS

The Company leases various items of equipment over terms of 3 to 5 years. The Company also leases office and warehouse space. Equipment leases expire at varying dates over the next three years. The office and warehouse lease expires in September 1997. The Company is obligated to pay costs of property taxes and operating costs under the terms of the office and warehouse lease.

Property and equipment includes the following amounts for capital leases at December 31, 1996:

       Machinery and equipment                     $34,436
       Accumulated amortization                      4,384
                                                   -------

          Net equipment under capital leases       $30,052
                                                   =======


At December 31, 1996, the Company had the following minimum commitments for payments of rentals under leases which at inception had a noncancellable term of more than one year:


                                                  Operating             Capital
                                                    Leases              Leases
                                                    ------              ------
       1997                                        $42,615             $13,101
       1998                                          1,511              13,101
       1999                                                              4,568
                                                   -------             -------


           Total lease commitments                 $44,126              30,770
                                                   =======

           Less amount representing interest                             4,375
                                                                       -------

           Present value of minimum lease payments
              (included in long-term debt)                             $26,395
                                                                       =======

Rental expense for operating leases totaled $67,755 and $56,899 in 1996 and 1995, respectively.

10.  STOCKHOLDERS' EQUITY

The Company has outstanding warrants to purchase common stock at prices ranging from $1.50 to $3.50. Expiration dates vary from July 1997 to November of 2000. Following is a summary of transactions:


                                                  Shares Under Warrants
                                                  ---------------------
                                                  1996             1995
                                                  ----             ----

     Outstanding, beginning of year               820,264        818,264
         Exercised during the year                 (1,000)
         Granted during the year                                   2,000
                                                  -------        -------

     Outstanding, end of year                     819,264        820,264
                                                  =======        =======


11.  STOCK BASED COMPENSATION

The Company has a qualified incentive stock option plan, whereby options to purchase shares of the Company's common stock are granted at a price not less than the fair market value of the stock at the date of grant. Each option expires no later than ten years from the date of grant. If options are granted to persons owning more than ten percent of the voting stock of the Company, the Plan provides that the exercise price shall not be less than 110% of the fair market value per share at the date of grant, and will expire no later than five years from the date of grant. The plan has authorized 300,000 options for the purchase of Company stock.

The Company has another incentive stock option plan, with 500,000 authorized options to purchase the Company's stock. The plan is substantially the same as the plan discussed above. However, the exercise price may be lower than, greater than, or equal to the stock price at the date of issuance.

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively; dividend yield of 0% for all years; expected volatility of 71% and 48%; risk-free interest rates of
5.8 and 6.0 percent; and expected lives of four years.

A summary of the Company's stock option plans as of December 31, 1996 and 1995 and changes during the years ending on those dates is listed below:


                                         1996                      1995
                              --------------------------  ----------------------
                                        Weighted-                Weighted-
                                        Average                  Average
                              Shares    Exercise Price   Shares   Exercise Price
                              ------    --------------   ------   --------------

Outstanding at beginning
  of year                    200,000             $2.51  127,528           $2.98
Granted                      255,000               .81  114,000            2.19
Expired                            -                 -        -               -
Forfeited                    (50,000)             2.79  (41,528)           3.04
                             -------                    -------
Outstanding at end of year   405,000              1.82  200,000            2.51
                             =======                    =======


Options exercisable at       226,750                     85,500
  year end
Weighted-average fair
  value of options
  granted during
  the year                      $.47                       $.97



The following table summarizes information about fixed stock options outstanding at December 31, 1996.


                                                Weighted-Average
                            Number                 Remaining              Options
             Price         Outstanding          Contractual Life        Exercisable                Vesting
             -----         -----------          ----------------        -----------                -------

             $2.65            12,000                .8 years               12,000        In whole or in part over four years.
              3.13            31,000               1.8 years               15,500        25% each year for four years.
              2.13            97,000               8.8 years               24,250        25% each year for four years.
              2.81            10,000               2.8 years               10,000        In whole or in part over four years.
               .81            90,000               4.0 years                             25% each year for for years.
               .81           165,000               5.0 years              165,000        In whole or in part over ten years.
                             -------                                      -------

                             405,000                                      226,750
                             =======                                      =======

The Company has chosen to account for stock based compensation in accordance with APB Opinion 25. If compensation cost would have been recognized in accordance with Statement of Financial Accounting Standards No. 123, compensation cost would have been $119,850, which would have increased the net loss by the same amount and loss per share by $.04 in 1996.


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments are as follows at December 31, 1996 and 1995:


                                      1996                        1995
                           -------------------------    -----------------------
                             Carrying          Fair      Carrying        Fair
                              Amount          Value       Amount         Value
                              ------          -----       ------         -----

   Cash and equivalents      $631,456       $631,456     $687,508      $687,508
   Certificate of deposit     513,788        513,788      576,900       576,900
   Marketable securities                                  353,963       353,963
                           ----------     ----------   ----------    ----------

                           $1,145,244     $1,145,244   $1,618,371    $1,618,371
                           ==========     ==========   ==========    ==========


The carrying values of cash and equivalents and certificates of deposit approximate fair values. The fair value of marketable securities were estimated at 50% of their quoted market price due to restrictions on sale and uncertainty as to the volatility of the market price of this investment in a start-up company.

13.  INCOME TAXES

The income tax provision consists of the following components:


                                                               1996      1995
                                                               ----      ----

        Current                                                         $69,000
        Deferred                                             $30,000    (30,000)
        Tax benefit of net operating loss carryforward                   69,000
                                                             -------   --------

        Net provision for (recovery of) income taxes         $30,000   ($30,000)
                                                             =======   ========

The provision for (recovery of) income taxes differs from that which would result from applying Federal statutory rates to the earnings (loss) before income taxes because a valuation allowance has been provided to reduce the deferred tax asset to the amount that is estimated to be realized. This difference is reconciled as follows:

                                                       1996               1995
                                                       ----               ----

        Federal statutory rate                         34.0%              34.0%
        State tax rate - net                            6.5                6.5
        Permanent differences                             0                2.2
        Net operating loss                            (77.1)             (42.7)
        Valuation allowance                            35.3               17.4
                                                       ====               ====

        Effective tax rate                             (1.3%)             17.4%
                                                       ====               ====


The total deferred tax assets and liabilities included in the net deferred tax balance are as follows:


                                                          1996          1995
                                                          ----          ----

      Deferred tax assets (primarily inventory
        reserve, litigation reserve, net
        operating loss and tax
        credit carryforward)                          $1,061,000       $292,000
      Deferred tax liabilities (property
        and equipment)                                   (11,000)       (28,000)
      Deferred tax asset valuation allowance          (1,050,000)      (234,000)
                                                      ----------       --------

     Net deferred taxes                               $     --         $ 30,000
                                                      ==========       ========

The net increase in the valuation allowance was $816,000 and $102,000 in 1996 and 1995, respectively.

At December 31, 1996, for income tax purposes, the Company had a federal net operating loss carryforward of approximately $819,000 and a general business credit carryforward of approximately $58,000 available to be carried to future periods. The net operating loss carryforward and general business credit carryforward expire in 2008 through 2011 if not used.

14.  COMMITMENTS AND CONTINGENCIES

The Company has accrued a loss on purchase commitments and established a reserve for pending litigation. The Company has purchase commitments related to raw materials for a product the Company will not be able to bring to market. The Company is a defendant in a lawsuit by a former consultant claiming damages for payment of royalties on products developed by the claimant. A tentative settlement has been reached, and the settlement amount is within the amount accrued.

15.  EMPLOYEE BENEFIT PLAN

The Company sponsors a discretionary 401(k) profit sharing plan and trust covering employees who are over 18 years of age and have completed 90 days of service. The Company made no contributions to the Plan in 1996 and 1995.

ITEM 8. CHANGES AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not changed public accountants and has not had any disagreements with such accountants on accounting and disclosure matters.


                                    PART III

      Certain information required by Part III is omitted from this report in that the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the Company's Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report.

      1. Financial Statements: The following Financial Statements of the Company and Report of Independent Auditors are incorporated as Item 7 of this report.

          Balance Sheet - December 31, 1996 and 1995.

          Statement of Operations - Years Ended December 31, 1996 and 1995.

          Statement of Stockholders' Equity - Years Ended December 31, 1996 and 1995.

          Statement of Cash Flows - Years ended December  31,  1996
          and 1995.

          Notes to Financial Statements.

          Report of Independent Auditors.

          Financial Data Schedule

      2. Financial Statement Schedules: The following financial statement schedules of the Company for the fiscal year ended December 31, 1996 are filed as part of this Report and should be read in conjunction with the Financial Statements of the Company.

      Schedule
         I     Marketable securities at December 31, 1996 see note 3, to the
Financial Statements.

      3. Exhibits: The exhibits listed in the following Index to Exhibits are filed as a part of, or incorporated by reference into this Report.

     Exhibit      Form SB-2*
        No.       Exhibit No.      Description
        ---       -----------      -----------
       (3)(i)      3.1             Certificate of Incorporation

       (3)(ii)     3.2             by-laws

       (4)         Pg. 29          Instruments defining the rights of
                                   security holders, including indentures.

       (10)                        Material contracts.
       (10)(i)     1.1             Underwriting Agreement
       (10)(ii)    1.2             Selected Dealer Agreement
       (10)(iii)   4.2             Warrant to Purchase Shares of Common
                                    Stock
       (10)(iv)    4.3             Bridge Note
       (10)(v)     4.4             Bridge Warrant
       (10)(vi)    10.3            Settlement and License Agreement
       (10)(vii)   10.4            Design Royalty Agreement
       (10)(viii)  10.5            Waiver of Contract Rights by Messrs.
                                    Johnson, Craven, Clapp and Collins
       (10)(ix)    10.6            Johnson Employment Agreement
       (10)(x)     10.8            Asset Sale Agreement with RSI (formerly
                                    Rocket Science, Inc.)
       (10)(xi)    10.14           Krekelberg Employment Agreement
       (10)(xii)   10.13            Suick Bay Technologies Royalty
                                    Agreement
       (10)(xiii)  1.1             Underwriting Agreement
       (10)(xiv)   10.10           CLI Purchase Order
       (10)(xv)    10.15           Underwriter lockup Agreements
       (10)(xvi)   10.1            Office Warehouse Lease

       (10)(xvii)  10.7            Letter of Credit Americana Bank-filed
                                   herewith
       (10)(xviii)                 Johnson  Retirement Agreement-filed herewith
       (10)(xix)                   Hansen Consulting Agreement-filed herewith
       (10)(xx)                    Broghammer Consulting Agreement-filed
                                   herewith
       (27)                        Financial Data Schedule-filed herewith

                    Footnote No.
                    ------------
        (11)          1.           Statement regarding computation of per
                                    share earnings

        (13)          2.           Annual report to security holders,
                                    Form 10-Q or quarterly report to security holders

        (25)                       Power of Attorney-filed herewith

* Incorporated by reference to the exhibit filed with the Registrants Registration Statement on Form SB-2 filed March 26, 1994, and amended on April 27, 1994, which became effective on May 10, 1994.

1.  Incorporated by reference to Company Annual Report to Shareholders.

2.  Incorporated by reference to Annual Report to Shareholders.

(b)  Reports on Form 8-K

     On December 4, 1995, the following information was reported on form 8-K

      David E. Krekelberg, Vice President of Engineering, resigned from the Board of Directors of the Company effective November 29, 1995, and as an officer and employee of the Company effective December 31, 1996.

     On January 15, 1996, the following information was reported on form 8-K

      Alvin J. Porter, resigned from the Board of Directors of the Company effective December 29, 1995. The Company does not anticipate that the vacancy on the board of directors left by Mr. Porter will be filled.

     On November 8, 1996, the following information was reported on form 8-K

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


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   VIDEOLABS, INC.




                                   By:  /s/  James W. Hansen
                                         James W. Hansen
                                         President and CEO
Dated: March 26, 1997


POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James W. Hansen and Jill R. Larson, jointly and severally, attorneys-in-fact, each with the power of substitution, for any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                    Date
---------                               -----                    ----

/s/James W. Hansen
James W. Hansen               President, Treasurer          March 26, 1997
                              Chief Executive Officer,

/s/ Ward C. Johnson
Ward C. Johnson               Director,                     March 26, 1997

/s/ Richard F. Craven
Richard  F. Craven            Director.                     March 26, 1997


/s/ John A. Collins
John A. Collins               Director.                     March 26, 1997