Form 10QSB
period 1997-03-31
VIDEOLABS INC
filed 1997-05-13
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997.

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 1997: 3,134,948


Transitional Small Business Disclosure Format (check one):   Yes ___  No _X_



                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VIDEOLABS, INC.

                         INTERIM CONDENSED BALANCE SHEET


                                                                                         MARCH 31,            DECEMBER 31,
                                                                                          1997                   1996
                                                                                        UNAUDITED               AUDITED
                                                                                      -------------           ----------
                                                   ASSETS
Current assets
   Cash and cash equivalents..........................................................     $434,048             $631,456
   Certificate of deposit      (Note 4)...............................................      513,788              513,788
   Interest Receivable................................................................       12,957                6,157
   Accounts Receivable, less allowance for doubtful accounts of $29,591 on March 31,
     1997 and $25,400 on December 31, 1996............................................      653,379              799,799
   Inventories........................................................................    1,686,004            1,830,300
   Prepaid expenses...................................................................       56,610              154,749
                                                                                      -------------           ----------
     Total Current assets.............................................................    3,356,786            3,936,249

Property Held for Sale, net of accumulated depreciation...............................       96,447               99,774

Property and Equipment
   Office and computer equipment......................................................      335,678              356,126
   Machinery and equipment............................................................      289,263              280,262
   Vehicles...........................................................................            0                    0
   Leasehold improvements.............................................................       21,250               21,249
                                                                                      -------------           ----------
   Total equipment....................................................................      646,191              657,637
       Less accumulated depreciation..................................................      387,108              355,877
                                                                                      -------------           ----------
       Net  equipment.................................................................      259,083              301,760
                                                                                      -------------           ----------

       Total assets...................................................................   $3,712,316           $4,337,783
                                                                                      =============           ==========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable...................................................................     $421,507           $1,057,869
   Current maturities of long-term debt...............................................       14,288               10,285
   Customer deposits and other liabilities............................................       24,305               15,070
   Accrued compensation...............................................................      105,252              153,607
   Purchase commitments, reserves and other...........................................      574,966              575,000
                                                                                      -------------           ----------
     Total current liabilities........................................................    1,140,318            1,811,831

Long-Term Debt, net of current maturities.............................................       16,110               16,110

Stock holders' Equity
   Common stock, $.01 par value; Authorized  20,000,000 shares issued and outstanding,
    3,134,948 shares at March 31, 1997 and 3,134,948 shares at December 31, 1996......       31,349               31,349
   Additional paid in capital.........................................................    5,514,293            5,514,293
   Accumulated deficit................................................................   (2,989,754)          (3,035,800)
                                                                                      -------------           -----------
     Total stockholders' equity.......................................................    2,555,888            2,509,842
                                                                                      -------------           ----------
       Total liabilities and stockholders' equity.....................................   $3,712,316           $4,337,783
                                                                                      =============           ==========


                    INTERIM CONDENSED STATEMENT OF OPERATIONS



                                                         THREE MONTHS ENDED
                                                         ------------------

                                                             MARCH 31
                                                             --------
                                                      1997              1996
                                                      ----              ----

Sales..............................................$1,599,487        $1,450,805
Cost of goods sold.................................   945,826           972,210
                                                   ----------        ----------
Gross profit.......................................   653,661           478,595
Selling, general and administrative expenses.......   607,157           695,004
                                                   ----------        ----------
Operating Income (loss)............................    46,504          (216,409)
Other income (expense)
Interest income (expense)..........................    10,893            16,605
Gain or (loss) on sale of assets...................   (11,350)                0
                                                   -----------       ----------
Total other income (expense).......................      (457)           16,605
Income Tax Benefit.................................         0                 0
                                                   ----------        ----------
Net Income (loss)..................................$   46,047        $ (199,804)
                                                   ==========        ===========

Income (loss) per common share.....................    $0.01            ($0.06)



                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS



                                                           THREE  MONTHS ENDED
                                                           -------------------
                                                                MARCH 31
                                                                --------
                                                           1997          1996
                                                           ----          ----
Cash Flows From Operations:
     Net cash provided by operations....................$(208,855)    $(300,548)

Cash Flows From Investing:
     Capital expenditures...............................   11,447         8,812
     Purchase/Sale of certificate of deposit............        0       153,523
     Purchase/Sales of U.S. Treasury securities.........        0             0
     Sale of RSI, Inc. Common Stock.....................        0             0
                                                        ---------     ---------
        Net cash from investing.........................   11,447       162,335

Cash Flows From Financing:
     Net proceeds from sale of common stock.............        0             0
        Payment of Bridge Notes.........................        0             0
     Stock offering costs...............................        0             0
     Net proceeds from sale of bridge notes.............        0             0
                                                        ---------     ---------
       Net cash from financing..........................        0             0
                                                        ---------     ---------

Net increase (decrease) in cash and cash equivalents.... (197,408)     (138,213)

Cash and cash equivalents at beginning of period........  631,456       687,508
                                                        ---------     ---------

Cash and cash equivalents at end of period.............. $434,048      $549,295
                                                         ========      ========



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

NOTE 3.  INCOME (LOSS) PER COMMON SHARE

         Income or loss per common share amounts were computed using the weighted average number of shares outstanding during each period. Diluted income per common share amounts were computed using the treasury stock method. The number of average shares outstanding for the quarters ending March 31, 1997 were 3,134,948 and 3,133,948 for March 31, 1996.

NOTE 4.  BANK LINE OF CREDIT

           On March 31, 1997 the Company had a discretionary working capital line of credit with its bank of the lesser of $1,500,000 or 80% of eligible accounts receivable (as defined) plus $500,000 in cash collateral, with outstanding borrowings due April 10, 1997. The available line of credit is reduced by outstanding irrevocable letters of credit which totaled $401,909 at March 31, 1997. The letters of credit may be drawn upon by major suppliers of the Company. The letters of credit expire from March 1997 through May 1997. There were no borrowings outstanding under this line of credit at March 31, 1997. Advances under the note are secured by substantially all corporate assets, including assignment of a certificate of deposit with a minimum amount of $500,000. Interest is charged at 1% over the bank's "index rate". The interest rate at December 31, 1996 was 9.25%.

         The Company negotiated with the same bank a $500,000 line of credit on April 10, 1997 that would be supported by the Company's accounts receivable and cash collateral of a $200,000 certificate of deposit thus making available the $300,000 of the preceding certificate of deposit. The requirement for the $200,000 certificate of deposit will be reviewed by the bank in 90 days and could be withdrawn subject to the Company meeting its planned objectives for that 90 day period. This line of credit would be used to support letters of credit with the Company's suppliers and will expire on April 10, 1998.


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

         Net revenues for the quarter ended March 31, 1997 were $1,599,487 compared to $1,450,805 for the first quarter of 1996, an increase of 9 percent. This increase is attributed to the increase of sales into the professional markets. The Company is focused on the professional markets including the education, audio-visual, security and medical markets, while de-emphasizing sales to highly competitive retail markets where the Company has experienced declines.

         Gross margins of the Company are determined by deducting from net revenues all materials, labor, packaging, manuals and related overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Royalty costs and commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the first quarter of 1997 was $653,661 or 41% as compared to $478,595 or 33% for the first quarter of 1996. This increase in gross margin as a percentage of revenues is mainly attributable to the reduction of manufacturing overhead costs and the reduction of direct material costs. The Company has a goal to maintain gross margins in the 40% range, but there is no assurance that it will be able to do so.

         Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses decreased from $695,004 in the first quarter of 1996 to $607,157 in the first quarter of 1997 and decreased from 48% of revenues in 1996 to 38% of revenue in 1997. The Company is making progress towards its efforts in cost control. The Company has reduced research and development costs for the first quarter of 1997 compared to the first quarter of 1996 by approximately $53,000 and has reduced selling expenses for the first quarter of 1997 compared to the first quarter of 1996 by approximately $90,000.

         Operating income for the first quarter of 1997 was $46,504 compared to an operating loss of $216,409 for the same period in 1996. Management believes that the operating income from operations was primarily impacted by increased revenues during the first quarter of 1997 compared to 1996 and the efforts gained by the Company's cost control efforts.

         The other income is interest income on the investment of cash. The loss on the sale of assets consisted of computer equipment that was sold during the quarter.

         Net income for the first quarter of 1997 was $46,047 compared to a net loss of $199,804 for the first quarter of 1996. Management attributes this increase in profit to the Company's increased sales revenues and the increase in margins as discussed above.

         Primary and fully diluted earnings per share for the quarters ended March 31, 1997 and 1996 were computed based on weighted average number of shares actually outstanding. The weighted average number of shares outstanding for the quarter ended March 31, 1997 was 3,134,948 and March 31, 1996 was 3,133,948.
Stock options and warrants for the purchase of Common Stock were anti-dilutive and have not been included in the computations.

         Working capital and liquidity, which consists principally of cash, receivables and inventories, was $2,216,468 at March 31, 1997 and $2,124,418 at December 31, 1996. The ratio of current assets to current liabilities was 3:1 at March 31, 1997 and 2:1 at December 31, 1996. Working capital increased approximately $92,050 during the three months ended March 31, 1997 primarily due to operating income incurred during the three month period. Inventories at March 31, 1997 were approximately $1.7 million. The Company had anticipated that inventories would decrease during the first two quarters of 1997, however the Company, to keep good relations with a current supplier, decided to take, at a discount, inventories that had been scheduled for delivery in the late third quarter, delivery in the second quarter. The Company did negotiate a discount on such inventory and extended payment terms into the late third quarter, so cash flow will not be affected. Inventories and accounts payable will, however increase in the second quarter.

         The Company sold the apartment in Europe in April 1997. The Company will book a small profit from that sale in the second quarter of 1997. The Company received approximately $98,000.


                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601.

None

(b)  Reports on Form 8-K

None

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               VIDEOLABS, INC.



Date:   May 13, 1997                           By: /s/  James Hansen
      --------------                               -----------------
                                                   James W. Hansen
                                                   Acting President & CEO