Form 10QSB
period 1997-06-30
VIDEOLABS INC
filed 1997-08-14
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997.

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         EXCHANGE ACT

              For the transition period from _____________ to ______________

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

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 1997: 3,244,283


Transitional Small Business Disclosure Format (check one):   Yes___ No_X_

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VIDEOLABS, INC.

                         INTERIM CONDENSED BALANCE SHEET


                                                                                                JUNE 30,             DECEMBER 31,
                                                                                                  1997                  1996
                                                                                                UNAUDITED              AUDITED
                                                                                               -----------          -----------
                                                               ASSETS
Current assets
   Cash and cash equivalents .........................................................         $ 1,458,786          $   631,456
   Certificate of deposit      (Note 4)...............................................             305,000              513,788
   Interest Receivable ...............................................................               3,015                6,157
   Accounts Receivable, less allowance for doubtful accounts of $ 35,591  on June 30,
     1997 and  $25,400 on December 31, 1996 ..........................................             760,649              799,799
   Inventories .......................................................................           1,330,761            1,830,300
   Prepaid expenses ..................................................................              22,611              154,749
                                                                                               -----------          -----------
     Total Current assets ............................................................           3,880,822            3,936,249

Property Held for Sale,  net of accumulated  depreciation ............................                   0               99,774

Property and Equipment
   Office and computer equipment .....................................................             316,535              356,126
   Machinery and equipment ...........................................................             289,263              280,262
   Vehicles ..........................................................................                   0                    0
   Leasehold improvements ............................................................              21,250               21,249
                                                                                               -----------          -----------
   Total equipment ...................................................................             627,048              657,637
       Less accumulated depreciation .................................................             404,498              355,877
                                                                                               -----------          -----------
       Net  equipment ................................................................             222,550              301,760

Other Assets
   Deferred tax asset ................................................................              25,000                    0
                                                                                               -----------          -----------

       Total assets ..................................................................         $ 4,128,372          $ 4,337,783
                                                                                               ===========          ===========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ..................................................................         $   622,777          $ 1,057,869
   Current maturities of long-term debt ..............................................              11,029               10,285
   Customer deposits and other liabilities ...........................................              15,476               15,070
   Accrued compensation ..............................................................             101,778              153,607
   Purchase commitments, reserves and other ..........................................             564,406              575,000
                                                                                               -----------          -----------
     Total current liabilities .......................................................           1,315,466            1,811,831

Long-Term Debt, net of current maturities ............................................              16,110               16,110

Stock holders' Equity
   Common stock, $.01 par value; Authorized  20,000,000 shares issued and outstanding,
    3,135,192 shares at June 30, 1997 and  3,134,948 shares at December 31, 1996 .....              31,349               31,349
   Additional paid in capital ........................................................           5,514,293            5,514,293
   Accumulated deficit ...............................................................          (2,748,846)          (3,035,800)
                                                                                               -----------          -----------
     Total stockholders' equity ......................................................           2,796,796            2,509,842
                                                                                               -----------          -----------
       Total liabilities and stockholders' equity ....................................         $ 4,128,372          $ 4,337,783
                                                                                               ===========          ===========


                    INTERIM CONDENSED STATEMENT OF OPERATIONS


                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            ------------------                    ----------------

                                                                 JUNE 30                               JUNE 30
                                                                 -------                               -------
                                                       1997                 1996                 1997            1996
                                                       ----                -----                 ----            ----
Sales.............................................$   2,038,222        $   1,815,484     $     3,637,709      $  3,266,289
Cost of goods sold................................    1,155,564            1,126,595           2,101,390         2,098,805
                                                  -------------        -------------     ---------------      ------------
Gross profit......................................      882,658              688,889           1,536,319         1,167,484
Selling, general and administrative expenses......      675,167              955,129           1,282,324         1,650,133
                                                  -------------        -------------     ---------------      ------------
Operating Income (loss)...........................      207,491             (266,240)            253,995          (482,649)
Other income  (expense)
Interest income...................................       14,433               12,168              25,326            28,177
Loss or Gain on sale of assets....................       (6,016)             231,581             (17,366)          232,177
                                                  --------------       -------------     ----------------     ------------
Total other income (expense)......................        8,417              243,749               7,960           260,354
Income Tax Benefit (Note 5).......................       25,000              (30,000)             25,000           (30,000)
                                                  -------------        --------------    ---------------      -------------
Net Income (loss).................................$     240,908        $     (52,491)    $       286,955      $   (252,295)
                                                  =============        ==============    ===============      =============

Income (loss) per common share (Note 3)...........        $0.06               ($0.02)              $0.07            ($0.08)


                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS


                                                          SIX MONTHS ENDED
                                                          ----------------
                                                               JUNE 30
                                                               -------
                                                          1997         1996
                                                       ----------   ----------
Cash Flows From Operations:
      Net cash provided by operations ..............   $  659,228   $ (579,470)

Cash Flows From Investing:
     Capital expenditures ..........................      156,722       (9,413)
     Purchase/Sale of certificate of deposit .......      208,788       76,900
     Purchase/Sales of U.S. Treasury securities ....            0            0
     Sale of RSI, Inc. Common Stock ................            0      304,052
                                                       ----------   ----------
        Net cash from investing ....................      365,510      371,539

Cash Flows From Financing:
     Net proceeds from sale of common stock ........            0        2,650
     Payment of Bridge Notes .......................            0            0
     Stock offering costs ..........................            0            0
     Net proceeds from sale of bridge notes ........            0            0
                                                       ----------   ----------
       Net cash from financing .....................            0        2,650
                                                       ----------   ----------

Net increase (decrease) in cash and cash equivalents    1,024,738     (205,281)

Cash and cash equivalents at beginning of period ...      434,048      687,508
                                                       ----------   ----------

Cash and cash equivalents at end of period .........   $1,458,786   $  482,227
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

NOTE 3.  INCOME (LOSS) PER COMMON SHARE

         Primary and fully diluted earnings per share for the quarter and six months ended June 30, 1997 were computed based on the weighted average number of shares outstanding, plus the shares that would be outstanding assuming exercise of options and warrants which are considered to be common stock equivalents, less the shares assumed to be acquired by the Company using the proceeds from the assumed exercise of options and warrants based on market prices. Earnings per share for all other periods were computed based only on the weighted average number of shares outstanding as the effect of including the common stock equivalents would be antidilutive. Primary and fully diluted shares considered outstanding were 3,755,534 and 4,048,084, respectively for the quarter ended and six months ended June 30, 1997. The weighted average number of shares outstanding were 3,134,948 for the quarter ended and six months ended June 30, 1996.

NOTE 4.  BANK LINE OF CREDIT

         On June 30, 1997 the Company had a discretionary working capital line of credit with its bank of the lesser of $500,000 or 75% of eligible accounts receivable (as defined) plus $200,000 in cash collateral, with outstanding borrowings due April 10, 1998. The available line of credit is reduced by outstanding irrevocable letters of credit which totaled $400,000 at March 31, 1997. The letters of credit may be drawn upon by major suppliers of the Company. The letters of credit expire November 10, 1997. There were no borrowings outstanding under this line of credit at June 30, 1997. Advances under the note are secured by substantially all corporate assets, including assignment of a certificate of deposit with a minimum amount of $200,000. The requirement for the $200,000 certificate of deposit was reviewed by the bank in July 1997 and was withdrawn. Interest is charged at 1% over the bank's "index rate". The interest rate at December 31, 1996 was 9.25%.

NOTE 5.  INCOME TAXES

           During the quarter and six months ended June 30, 1997, the Company recorded a net deferred tax asset of $25,000, reflecting the benefit of approximately $819,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation.

NOTE 6.  NEWLY ISSUED ACCOUNTING STANDARDS

           In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and No. 129 "Disclosure of Information about Capital Structure" was approved for issuance. In July of 1997, Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" was approved for issuance. The Company will adopt these statements for the year ended December 31, 1997. The effect of these Statements has not been determined, however, the impact on the Company's financial position and results of operations is not expected to be material.

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

         Net revenues for the quarter ended June 30, 1997 were $2,038,222 compared to $1,815,484 for the second quarter of 1996, an increase of 12 percent. This increase is attributed to the increase of sales into the professional markets. The Company is focused on the professional markets including the education, audio-visual, security and medical markets, while de-emphasizing sales to highly competitive retail markets where the Company has experienced declines.

         Gross margins of the Company are determined by deducting from net revenues all materials, labor, packaging, manuals and related overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Royalty costs and commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the second quarter of 1997 was $882,658 or 43% as compared to $688,889 or 38% for the second quarter of 1996. This increase in gross margin as a percentage of revenues is mainly attributable to the reduction of manufacturing overhead costs and the reduction of direct material costs. The Company has a goal to maintain gross margins in the 40% range, but there is no assurance that it will be able to do so.

         Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses decreased from $955,129 in the second quarter of 1996 to $675,167 in the second quarter of 1997 and decreased from 53% of revenues in 1996 to 33% of revenue in 1997. The Company is making progress towards its efforts in cost control. The Company has reduced research and development costs for the second quarter of 1997 compared to the second quarter of 1996 by approximately $40,000 and has reduced selling expenses for the second quarter of 1997 compared to the second quarter of 1996 by approximately $260,000.

         Operating income for the second quarter of 1997 was $207,491 compared to an operating loss of $266,240 for the same period in 1996. Management believes that the operating income from operations was primarily impacted by increased revenues during the second quarter of 1997 compared to 1996 and the efforts gained by the Company's cost control efforts.

         The other income is interest income on the investment of cash. The loss on the sale of assets consisted of computer equipment that was sold during the quarter.

           During the quarter and six months ended June 30, 1997, the Company recorded a net deferred tax asset of $25,000, reflecting the benefit of approximately $819,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation. If the Company continues to be profitable, additions tax benefit will be recorded.

         Net income for the second quarter of 1997 was $240,908 compared to a net loss of $52,491 for the second quarter of 1996. Management attributes this increase in profit to the Company's increased sales revenues, increase in margins and cost control efforts as discussed above.

         Primary and fully diluted earnings per share for the quarter and six months ended June 30, 1997 were computed based on the weighted average number of shares outstanding, plus the shares that would be outstanding assuming exercise of options and warrants which are considered to be common stock equivalents, less the shares assumed to be acquired by the Company using the proceeds from the assumed exercise of options and warrants based on market prices. Earnings per share for all other periods were computed based only on the weighted average number of shares outstanding as the effect of including the common stock equivalents would be antidilutive. Primary and fully diluted shares considered outstanding were 3,755,534 and 4,048,084, respectively for the quarter ended and six months ended June 30, 1997. The weighted average number of shares outstanding were 3,134,948 for the quarter ended and six months ended June 30, 1996.

         Working capital and liquidity, which consists principally of cash, receivables and inventories, was $2,565,356 at June 30, 1997 and $2,124,418 at December 31, 1996. The ratio of current assets to current liabilities was 3:1 at June 30, 1997 and 2:1 at December 31, 1996. Working capital increased approximately $348,888 during the three months ended June 30, 1997 primarily due to operating income incurred during the three month period and selling the apartment the Company owned in Europe. Inventories at June 30, 1997 were approximately $1.3 million.


                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601.

None

(b)  Reports on Form 8-K

         In an 8K dated June 12, 1997 the Company announced that the Company had outstanding warrants to purchase an aggregate of 481,764 shares of Company common stock that were originally issued at exercise prices of $1.50, $2.50, $2.65 and $2.80 per share. Such warrants contained provisions for the adjustment of the purchase price and the number of shares purchasable under the warrant in the event the Company subsequently issued certain securities. As part of a settlement with a former employee, the Company issued options to purchase common stock at an exercise price of $.6875 per share. On April 28, 1997, the Company notified the holders of the adjustable warrants that as a result of the issuance of the options, the purchase price for shares of Company common stock under their warrants had adjusted down to $.6875 per share, and the number of shares of Company common stock purchasable under their warrants proportionately increased, pursuant to the terms of their respective warrants. Other outstanding warrants, issued at exercise prices of $3.50 and $4.20 per share did not adjust. As a result of the adjustments, as of April 28, 1997 the aggregate number of shares of Company common stock purchasable under the adjusted warrants increased from 481,764 to 1,842,894, and the aggregate number of shares of Company common stock purchasable under all warrants outstanding increased from 819,264 to 2,180,394.

         The Company also announced that the Company's interim, President and CEO, James W. Hansen, has agreed to accept on a permanent basis the positions of President, CEO, Chairman and Treasurer as of June 1, 1997.




         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VIDEOLABS, INC.



Date:   August 13, 1997           By:    /s/  James Hansen
      -----------------                  -----------------
                                         James W. Hansen
                                         President,  CEO, Treasurer and Chairman