Form 10QSB
period 1997-09-30
VIDEOLABS INC
filed 1997-11-13
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

         [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997.

         [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     EXCHANGE ACT

         For the transition period from ___________ to ___________

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

                             5960 Golden Hills Drive
                             Golden Valley, MN 55343
                    (Address of principal executive offices)

                                 (612) 542-0061
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 1997: 3,245,283


Transitional Small Business Disclosure Format (check one): Yes ____ No __X__

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VIDEOLABS, INC.

                         INTERIM CONDENSED BALANCE SHEET

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                      1997               1996
                                                                                    UNAUDITED          AUDITED
                                                                                   -----------       -----------
                              ASSETS
Current assets
   Cash and cash equivalents ................................................      $ 1,846,208       $   631,456
   Certificate of deposit (Note 4) ..........................................          293,333           513,788
   Interest Receivable ......................................................            5,808             6,157
   Accounts Receivable, less allowance for doubtful accounts of $22,914 on
     September 30, 1997 and  $25,400 on December 31, 1996 ...................          832,312           799,799
   Inventories ..............................................................        1,028,008         1,830,300
   Prepaid expenses .........................................................           42,871           154,749
                                                                                   -----------       -----------
     Total Current assets ...................................................        4,048,540         3,936,249

Property Held for Sale,  net of accumulated  depreciation ...................                0            99,774

Property and Equipment
   Office and computer equipment ............................................          357,490           356,126
   Machinery and equipment ..................................................          289,263           280,262
   Vehicles .................................................................                0                 0
   Leasehold improvements ...................................................           32,613            21,249
                                                                                   -----------       -----------
   Total equipment ..........................................................          679,366           657,637
       Less accumulated depreciation ........................................          434,719           355,877
                                                                                   -----------       -----------
       Net  equipment .......................................................          244,647           301,760

Other Assets
   Deferred tax asset .......................................................           60,000                 0
                                                                                   -----------       -----------

       Total assets .........................................................      $ 4,353,187       $ 4,337,783
                                                                                   ===========       ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable .........................................................      $   516,647       $ 1,057,869
   Current maturities of long-term debt .....................................            7,673            10,285
   Customer deposits and other liabilities ..................................               97            15,070
   Accrued compensation .....................................................           18,123           153,607
   Purchase commitments, reserves and other .................................          631,989           575,000
                                                                                   -----------       -----------
     Total current liabilities ..............................................        1,174,529         1,811,831

Long-Term Debt, net of current maturities ...................................           56,110            16,110

Stock holders' Equity
   Common stock, $.01 par value; Authorized  20,000,000 shares issued and outstanding, 3,245,283 shares at September 30, 1997 and  3,134,948 shares
    at December 31, 1996 ....................................................           32,453            31,349
   Treasury Stock ...........................................................          (35,625)
   Additional paid in capital ...............................................        5,588,877         5,514,293
   Accumulated deficit ......................................................       (2,463,157)       (3,035,800)
                                                                                   -----------       -----------
     Total stockholders' equity .............................................        3,122,548         2,509,842
                                                                                   -----------       -----------
       Total liabilities and stockholders' equity ...........................      $ 4,353,187       $ 4,337,783
                                                                                   ===========       ===========

                    INTERIM CONDENSED STATEMENT OF OPERATIONS

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30                       SEPTEMBER 30
                                                              1997              1996              1997              1996
                                                              ----              ----              ----              ----
Sales................................................     $ 1,770,482       $ 2,201,032       $ 5,408,191       $ 5,467,320
Cost of goods sold ..................................       1,036,514         1,421,521         3,137,903         3,520,326
                                                          -----------       -----------       -----------       -----------
Gross profit ........................................         733,968           779,511         2,270,288         1,946,994
Selling, general and administrative expenses ........         502,289           786,903         1,784,613         2,437,035
                                                          -----------       -----------       -----------       -----------
Operating profit (loss) .............................         231,679            (7,392)          485,675          (490,041)
Other income (expense)
Interest income (expense) ...........................          22,463            14,513            47,789            42,690
Gain (loss) on sale of assets .......................          (3,454)                0           (20,820)          232,177
                                                          -----------       -----------       -----------       -----------
Total other income (expense) ........................          19,009            14,513            26,969           274,867
Income tax benefit (Note 5) .........................          35,000                 0            60,000           (30,000)
                                                          -----------       -----------       -----------       -----------
Net Income (loss)....................................     $   285,688       $     7,121       $   572,644       $  (245,174)
                                                          ===========       ===========       ===========       ===========

Income (loss) per common share (Note 3) .............      $     0.06       $      0.00       $      0.13       $     (0.08)



                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                                  SEPTEMBER  30
                                                              1997             1996
                                                              ----             ----
Cash Flows From Operations:
      Net cash provided by operations                     $   388,011       $(579,470)

Cash Flows From Investing:
     Capital expenditures                                     (52,319)         (9,413)
     Purchase/Sale of certificate of deposit                   11,667          76,900
     Purchase/Sales of U.S. Treasury securities               (35,625)              0
     Sale of RSI, Inc. Common Stock                                 0         304,052
                                                          -----------       ---------
        Net cash from investing                               (76,277)        371,539

Cash Flows From Financing:
     Net proceeds from sale of common stock                    75,688           2,650
     Payment of Bridge Notes                                        0               0
     Stock offering costs                                           0               0
     Net proceeds from sale of bridge notes                         0               0
                                                          -----------       ---------
       Net cash from financing                                 75,688           2,650
                                                          -----------       ---------

Net increase (decrease) in cash and cash equivalents          387,422        (205,281)

Cash and cash equivalents at beginning of period            1,458,786         687,508
                                                          -----------       ---------

Cash and cash equivalents at end of period                $ 1,846,208       $ 482,227
                                                          ===========       =========

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

NOTE 3.  INCOME (LOSS) PER COMMON SHARE

         Primary and fully diluted earnings per share for the quarter and six months ended September 30, 1997 were computed based on the weighted average number of shares outstanding, plus the shares that would be outstanding assuming exercise of options and warrants which are considered to be common stock equivalents, less the shares assumed to be acquired by the Company using the proceeds from the assumed exercise of options and warrants based on market prices. Earnings per share for all other periods were computed based only on the weighted average number of shares outstanding as the effect of including the common stock equivalents would be antidilutive. Primary and fully diluted shares considered outstanding were 3,772,867 and 4,504,907, respectively for the quarter ended and nine months ended September 30, 1997. The weighted average number of shares outstanding were 3,245,283 for the quarter ended and nine months ended September 30, 1996.

NOTE 4.  BANK LINE OF CREDIT

         On September 30, 1997 the Company had a discretionary working capital line of credit with its bank of the lesser of $500,000 or 75% of eligible accounts receivable (as defined) plus $200,000 in cash collateral, with outstanding borrowings due April 10, 1998. The available line of credit is reduced by outstanding irrevocable letters of credit which totaled $200,000 at November 10, 1997. The letters of credit may be drawn upon by major suppliers of the Company. The letters of credit expire April 10, 1998. There were no borrowings outstanding under this line of credit at September 30, 1997. Advances under the note are secured by substantially all corporate assets. Interest is charged at 1% over the bank's "index rate". The interest rate at December 31, 1996 was 9.25%.

NOTE 5.  INCOME TAXES

           During the quarter and nine months ended September 30, 1997, the Company recorded a net deferred tax asset of $60,000, reflecting the benefit of approximately $819,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation.

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

         Net revenues for the quarter ended September 30, 1997 were $1,770,482 compared to $2,201,032 for the third quarter of 1996, a decrease of 20 percent. This decrease is attributed to the decrease of sales into the computer markets. The Company is focused on professional markets including education, audio-visual, security and medical markets, while de-emphasizing sales to highly competitive retail markets where the Company had experienced declines and low margins.

         Gross margins of the Company are determined by deducting from net revenues all materials, labor, packaging, manuals and related overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Royalty costs and commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the third quarter of 1997 was $733,968 or 42% as compared to $779,511 or 35% for the third quarter of 1996. This increase in gross margin as a percentage of revenues is mainly attributable to the reduction of manufacturing overhead costs and the reduction of direct material costs. The Company has a goal to maintain gross margins in the 40% range, but there is no assurance that it will be able to do so.

         Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses decreased from $786,903 in the third quarter of 1996 to $502,289 in the third quarter of 1997 and decreased from 36% of revenues in 1996 to 28% of revenue in 1997. The Company is making progress towards its efforts in cost control. The Company has reduced research and development costs for the third quarter of 1997 compared to the third quarter of 1996 by approximately $60,000 and has reduced selling expenses for the third quarter of 1997 compared to the third quarter of 1996 by approximately $140,000. The Company has reduced selling, general and administrative expenses for the nine month period ending September 30, 1997 compared to the same period of 1996 by approximately $650,000.

         Operating income for the third quarter of 1997 was $231,679 compared to an operating loss of $7,392 for the same period in 1996. Management believes that the operating income from operations was primarily impacted by increased margins during the third quarter of 1997 compared to 1996 and the efforts gained by the Company's cost control efforts.

         The other income is interest income on the investment of cash. The loss on the sale of assets consisted of computer equipment that was sold during the quarter.

         During the quarter and nine months ended September 30, 1997, the Company recorded a net deferred tax asset of $60,000, reflecting the benefit of approximately $819,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation. If the Company continues to be profitable, additional tax benefit will be recorded.

         Net income for the third quarter of 1997 was $285,688 compared to a net income of $7,121 for the third quarter of 1996. Management attributes this increase in profit to the Company's increase in margins and cost control efforts as discussed above.

         Primary and fully diluted earnings per share for the quarter and nine months ended September 30, 1997 were computed based on the weighted average number of shares outstanding, plus the shares that would be outstanding assuming exercise of options and warrants which are considered to be common stock equivalents, less the shares assumed to be acquired by the Company using the proceeds from the assumed exercise of options and warrants based on market prices. Earnings per share for all other periods were computed based only on the weighted average number of shares outstanding as the effect of including the common stock equivalents would be antidilutive. Primary and fully diluted shares considered outstanding were 3,772,867 and 4,504,907, respectively for the quarter ended and nine months ended September 30, 1997. The weighted average number of shares outstanding were 3,245,283 for the quarter ended and nine months ended September 30, 1996.

         Working capital and liquidity, which consists principally of cash, receivables and inventories, was $2,894,010 at September 30, 1997 and $2,124,418 at December 31, 1996. The ratio of current assets to current liabilities was 3.5:1 at September 30, 1997 and 2:1 at December 31, 1996. Working capital increased approximately $328,654 during the three months ended September 30, 1997 primarily due to operating income incurred during the three month period. Inventories at September 30, 1997 were approximately $1 million.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601.

Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

None

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     VIDEOLABS, INC.



Date:  November 12, 1997             By: /s/  James Hansen
      ------------------                 -----------------
                                         James W. Hansen
                                         President,  CEO, Treasurer and Chairman