Form 10KSB40
period 1997-12-31
VIDEOLABS INC
filed 1998-03-31
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

_X_ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 34-0-23-858
                                 VIDEOLABS, INC.
                 (Name of Small Business Issuer in its charter)

            DELAWARE                                    41-1726281
 (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                    Identification No.)

               5960 GOLDEN HILLS DRIVE, MINNEAPOLIS, MN 55416-1040 (Address of principal executive offices) (Zip code)

        Registrants telephone number, including area code: (612) 542-0061

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_ No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this form 10-KSB. [X]

         State Issuer's revenues for most recent Fiscal Year. $6,949,652

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer, based upon the closing bid price of the Common Stock on January 30, 1998 as reported on the NASDAQ Small Cap Market, was approximately $2,771,475. Shares of the voting and non-voting common equity held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1998, Registrant had outstanding 3,215,283 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                PROXY STATEMENT AND ANNUAL REPORT TO SHAREHOLDERS

                                     PART I
               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

            In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management of Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

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

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

            VideoLabs, Inc. (the "Company") is a Delaware corporation which was incorporated in 1992. The Company designs and manufactures image capture, transmission and manipulation devices for use as components of systems for identification, medical, desktop computer video applications, video-teleconferencing and computer-based and non-computer based solutions.

            The Company believes that there are opportunities for growth in the application of the core technologies of the Company in several market segments. The potential for increases in use of image capture devices in audio visual, education and computer markets is increasing as computer processing power, speed and cost factors have all improved as has higher capacity transmission utilities. The Company has also observed emerging applications in the use of video image capture solutions in identification, medical and other market segments that are primarily due to new, flexible, lower cost digital applications that allow for unique solutions targeted at potential niche markets.

            The Company's short term strategy is to develop or acquire image capture solutions for specific niche markets in education, audio visual, identification and medical applications where it already has distribution resources and can provide value-added solutions.

            The Company reported in March 1998 that it has reached an agreement in principal to acquire the assets and certain intellectual property rights of Video Dynamics, Inc (VDI). The founders of VDI have over 50 years combined experience in designing video image capture solutions for medical professionals, healthcare institutions and other manufacturers. The founders will be employees of the Company. The closing is anticipated within the next 30 days.

THE COMPANY STRATEGY

            The Company's business strategy is to utilize its core competencies in analog and digital image capture development and distribution to provide solutions for individual and organizational customers and to earn an acceptable return on equity for the Company's shareholders.

FOCUS ON PROFITABLE GROWTH

            The Company is focused on internal growth in profitable niches in professional image capture solutions for audio visual, education, identification and medical markets where it currently has distribution system capabilities. The Company intends to become a multiple product supplier in these markets through internal product development and through product acquisitions. The Company is positioned to respond to growth opportunities in the desktop video and computer videoconferencing markets as profitable niches and internal resources become available.

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

PRINCIPAL PRODUCTS, SERVICES AND THEIR MARKETS

THE COMPANY'S CURRENT PRODUCTS

            The Company offers a unique line of video products ranging from image capture devices, image transmission and image manipulation. The Company's product offering enables our customers to sell stand alone products or as an integral part of a solution.

            The Company has three primary markets of focus for 1998:
Videomicroscopy for education and industrial inspection market, photo identification and security for corporate, education and memberships markets and audio visual for the educational and professional presentation markets. As new markets emerge for the FlexCam family of products we will be evaluating and determining our focus for the next year. Our business partners also use our image capture devices in medical, identification and industrial applications.

EDUCATION/VIDEOMICROSCOPY PRODUCT LINE CALLED THE "DIDACTA SERIES"

          *  SCHOLASTICCAM
          *  STUDENTCAM
          *  TEACHCAM W/ ILLUMABASE
          *  MICROSCOPECAM
          *  DOCCAM
          *  MEDCAM
          *  IDCAM

            VideoLabs released a new product family to our Educational/Videomicroscopy channel in late 1997. The "Didacta Series", which is Greek for education, consists of new and existing image capture devices:
ScholasticCam, StudentCam, TeachCam w/ IllumaBase, MicroscopeCam, DocCam, MedCam and IDCam.

            The company's first product was the ScholasticCam (formerly known as FlexCam) camera. The ScholasticCam consists of an integrated desktop 1/4" high-resolution color CCD video camera and microphone mounted on flexible 18-inch gooseneck which allows precise, unobtrusive positioning of the camera for hands-free operation. The ScholasticCam provides high-quality, S-video output, industry-standard NTSC or PAL video and line-level audio primarily for the classroom videoconferencing, video journals and image capture applications.

            The StudentCam is an affordable presentation option for educational applications. It comes with three microscope adapters and integrated microphone. It was designed to encourage classroom participation between teacher and student when used with or without a microscope.

            The TeachCam w/ IllumaBase is a new offering within the Didacta series. The camera base has been transformed into the IllumaBase, a built-in light source that allows users to present micro images without the use of a microscope. This new feature also allows for 35mm slide presentations without the use of a projector. In addition, the gooseneck has been lengthened to 27" for use with taller microscopes. The camera and accessories ship complete in a new wooden storage box for ease of storage and mobility. The TeachCam w/ IllumaBase started first shipments to customers in November 1997.

            The MicroscopeCam is the ideal tool for medical, scientific, teaching and other applications using a fluorescent microscope; its design is perfect for the study of any branch of science. Using its microscope adapters, the customer can connect MicroscopeCam to virtually any microscope to display slides and scientific objects or to view X-rays from fluorescent light panels on a monitor.

            The MedCam features an 8' cable neck versus the signature gooseneck for those applications that require more mobility. Its high-resolution C-Mount lens and audio capability makes it the perfect choice for attachment to telescopes and specialized equipment in a variety of medical applications.

            The DocCam is VideoLabs high-quality presentation camera. Designed to compete with the overhead "document cameras" of Elmo, Canon, Panasonic and other manufacturers, the DocCam offers similar capability at less cost. The DocCam's sharp 6mm lens projects 8 x 12 and A4 documents placed so that the audience and the presenter may read without turning upside-down. The lens may also be focused down to within four inches, which effectively produces "microscopic" magnification of 50:1. VideoLabs DocCam features S-Video and an automatic iris, resulting in superior color quality and includes stereo microphones.

            The IDCam is designed for the photo identification application. The camera's 16mm C-mount (interchangeable) lens can be used for photo ID, fingerprint or signature capture. The IDCam includes a 2-button image brightness adjustment for virtually any lighting condition. It is compatible with all Photo ID capture boards and software.

MULTIMEDIA PRODUCT LINE

          *  PLANETVIEW
          *  STINGERPRO CAPTURE CARD FOR WINDOWS 3.1/95/NT

            Our videoconferencing solution, PLANETVIEW, includes the ScholasticCam, Enhanced CU-SeeMe videoconferencing software from White Pine and the StingerPro Video Overlay and Capture Card for the PCI bus. It offers an affordable package for corporate and educational networks or home use. PLANETVIEW is compatible with either Macintosh or Windows.

            The StingerPro Video Overlay and Capture Card was specifically designed by the Company to be a full-featured, low-cost, high-speed multimedia card for the Windows 3.x/95/NT user. The PCI bus card acts as a single frame grabber, full-motion video capture and an excellent videoconferencing tool. The Stinger Pro also has TWAIN drivers which make it the optimal choice for integration with photo ID solutions.


THE COMPANY'S PROPOSED PRODUCTS

            The Company's engineering team is committed to the development of a minimum of three products for 1998. This commitment is part of engineering's eighteen month plan which in turn is part of the Company's 1998 business plan.

PROFCAM

            The ProfCam is a product that the Company is committed to developing for release in the second quarter of 1998. This is a feature rich, high resolution (approximately 500 tv lines) camera which will provide the customer with full functionality by automatic, remote control and manual camera settings. The ProfCam will enable the Company's product offerings to be introduced to the higher education and corporate audio-visual markets.

FLEXCAM DIGITAL

            The second product to be developed by the Company's engineering team is a motion digital video camera to be released in the second quarter of 1998 as part of a videoconferencing package for schools and the corporate market to provide point to point or group videoconferencing over the internet or intranets. The digital video camera is compatible with all Windows based computers and eliminates the video capture card needed with analog cameras. The company will offer a variety of videoconferencing software packages to be bundled with the digital video camera.

IMAGINIZER

            The third product the Company's engineering team is committed to develop is a product that will plug directly into both the analog monitors and computers in schools. This product is scheduled for release in the third quarter of 1998. Currently computers require a video capture card, such as the Company's Stinger Pro. This product will eliminate the need for any video capture card, thus providing a plug and play camera for both analog devices such as monitors, projectors, VCR's and digital devices such as computers.

            The Company also intends to market cameras designed specifically for industrial arts and health educators in 1998.

MARKETING AND DISTRIBUTION

            The Company currently sells through Business Partners, Resellers and the Internet. All of these distribution levels are maintained and sold with factory direct sales and marketing employees from the Company.

            The Company's Business Partners are Dealers and Distributors which have worked with the Company to give an annual commitment in sales. This was a new initiative in 1997 for the Company. The Company supports this channel through training, product demonstrations and joint marketing efforts. All of the Company's Business Partners are required to sign annual contracts and are considered partners versus traditional distributors, due to the change from transactional relationships to a long term commitment.

            The Company's Resellers consist of Value Added Resellers, Mail Order Suppliers, System Integrators and Resellers of products. Our current Reseller base is over 800 customers, which buy and resell our family of products direct to the consumer. This channel is supported through training, product demonstrations and vertical advertising.

            In the international markets the Company sells its products through the same Business Partner model as above. As of December 31, 1997, the Company's products were being offered for sale by distributors in over fifty (50) countries, including the United Kingdom, Germany, France, Italy, The Netherlands, Switzerland, Scandinavia, Singapore, Korea, Hong Kong and Australia. Arrangements with these distributors provide for significant incentives for them to purchase the Company's products in large volumes. Through exposure of the products at international trade shows, additional international distributors are being actively solicited. In 1997, approximately thirty seven percent (37%) of the Company's gross revenue was from international markets primarily in Europe.

            All of the Company's international sales are invoiced in United States dollars. International sales are made on the basis of cash in advance by wire transfer, credit card, or irrevocable letters of credit. Credit limits have been established for several of the international distributors. The Company's international sales are subject to certain risks common to many export activities, such as government regulations, export license requirements and the risk of imposition of tariffs and other trade barriers.

MAJOR CUSTOMERS

            During 1997 the Company did not have any one customer with sales over 10%. The Company reported a significant sale of product to the Immigration and Naturalization Service (INS) in August 1997. The first phase of the project has been completed along border crossing points on the Southwest border. The next phase will cover the Northwest, then the Northeast and finally in the Midwest. Although significant to the Company, total sales from this customer is likely not to exceed 10% of total sales.

BACKLOG

            The Company typically ships product within one to two weeks after receipt of an order, which is common in this industry. Accordingly, backlog as of any particular date is not representative of actual sales for any succeeding period. However, due to the Company's business partner program, sales commitments for future sales do exist.

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

            The Company warrants its products for a period of five (5) years (limited) from the date of receipt by the end user. This covers all defects and faulty workmanship in the camera for one (1) year and a five (5) year limited warranty on the gooseneck. The product registration card must be returned with a dated copy of the invoice in order to validate the warranty. For OEM customers product line warranty is generally negotiated with each customer.

RESEARCH AND DEVELOPMENT

            In 1997, the Company's expenses relating to research and development were $325,881. During 1996, the Company's expenses relating to research and development were $384,804. The Company expenses the related costs to research and development as they are occurred. The Company's current engineering staff consists four (4) full-time equivalent employees. The Company also contracts services for mechanical, electrical and software engineers as required.

MANUFACTURING AND SUPPLIES

            The Company assembles its products at its facility in Golden Valley, Minnesota. The Company's manufacturing operation consists of procurement and inspection of components and sub-assemblies, final assembly and testing of finished products. After components have been procured, they are sent in kits to sub-assembler companies, mostly located near the Company's facilities, which then build the sub-assemblies. The sub-assemblies are then returned to the Company's Golden Valley facility for final assembly. All finished products are subjected to a minimum twelve hour burn-in and reliability test before they are packaged and shipped to customers.

            Components and sub-assemblies are inspected for mechanical and electrical compliance with the Company's specifications. All finished products are tested against Company and customer specifications. The Company's products are shipped in protective packaging to minimize potential damage during shipment.

            Certain components continue to be available only from a single source, or a limited number of sources. The Company has several principal suppliers. The Company attempts to keep an adequate supply of critical components in its inventory to minimize the impact caused by the loss of a significant supplier. There can be no assurance, however, that loss of a supplier would not result in a material adverse effect on the ability of the Company to meet its product shipment requirements.

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

            The Company competes for electronic camera sales primarily on the basis of image quality, design, focus, costs, flexibility, delivery time, reputation, reliability, the effectiveness of its sales and distribution channels and its customer service. The Company believes that its products compete favorably on these factors, although there can be no assurance that this will continue to be true in the future.

INTELLECTUAL PROPERTY RIGHTS

            The Company attempts to protect the proprietary rights to its products by use of patents, copyrights, trade secret law and internal non-disclosure safeguards. The source code for the software contained in the Company's products is considered proprietary and is not furnished to customers. The Company has also entered into confidentiality and non-compete agreements with certain key employees as well as outside consultants. See "Management." Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information that the Company regards as proprietary.

            The Company has received a patent for the FlexCam and intends to vigorously defend that patent in the marketplace.

            FlexCam was engineered by Suick Bay Technologies of Maple Grove, Minnesota and Worrell Design of Minneapolis at the direction of the Company. The Company has a royalty agreement with Worrell Design and pays two percent (2%) of revenues resulting from the first 36,000 electronic camera sales and one percent (1%) of the revenues from the subsequent 20,000 unit sales and one-half percent (0.5%) of the next 20,000 unit sales. The Company has currently shipped approximately 67,000 units under this agreement. The royalty agreement with David Krekelberg of Suick Bay Technologies has been terminated.

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

EMPLOYEES

            As of December 31, 1997, the Company had twenty-one (21) full-time employees, including six (6) in manufacturing, four (4) in engineering, product development and warranty repair, six (6) in sales and marketing, and five (5) in general administration, finance and customer service. None of the Company's employees are represented by a labor union or are subject to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory. The Company does intend to add employees in the engineering and sales departments.

ENVIRONMENTAL COMPLIANCE

            Compliance with federal, state and local laws regarding the discharge of materials into the environment has no material effect upon capital expenditures, earnings, competitive position or finances of the Company.

GOVERNMENT REGULATION

            Products sold by the Company are subject to regulations of the U.S. Government Federal Communication Commission and European product compliance requirements. All products sold by the Company have met mandatory requirements of both the FCC and CE regulations. The Company does not know of any pending regulations which would affect its operations or products.

ITEM 2.  DESCRIPTION OF PROPERTY

            The Company's operations are located in Golden Valley, Minnesota, where the Company has leased approximately 5,806 square feet of office and research and development lab space and 2,633 square feet of manufacturing space since October 1, 1997 under a lease that expires in September 30, 2002. The Company believes the facility is in excellent condition. The annual rent plus estimated tax costs and estimated monthly operating costs are approximately $85,000. This is an increase over the last lease agreement, however to renew at the old location, the costs would have been equivalent to the new location. The Company was able to design the new facility gaining efficiencies in the office, development and manufacturing departments.

            In 1994 the Company purchased a condominium in Rotterdam, The Netherlands for $137,579, for use by Company sales representatives. From September 1994 through November 15, 1996 this condominium was occupied by Greg Craven, a sales representative of the Company who is also the adult son of Richard F. Craven, a Director of the Company. Greg Craven is no longer employed by the Company and the apartment was sold by the Company in April 1997 for a small gain.

ITEM 3.  LEGAL PROCEEDINGS

            There are no pending material legal proceedings against the Company or its property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to vote of the security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

a)  Market Information.

            The Company's Common Stock is traded on the NASDAQ Small Cap market under the symbol VLAB. The following table sets forth, for the periods indicated, the high and low bid prices per share for the Company's Common Stock as reported to the Company by NASDAQ. The Company's Common Stock began trading on May 10, 1994.

FISCAL YEAR ENDED DECEMBER 31, 1996       Low Bid           High Bid
-----------------------------------       -------           --------
Quarter ended March 31, 1996               $2.5             $2.75
Quarter ended June 30, 1996                $3.375           $3.75
Quarter ended September 30, 1996           $1.875           $2
Quarter ended December 31, 1996            $.5625           $.75
FISCAL YEAR ENDED DECEMBER 31, 1997
-----------------------------------
Quarter ended March 31, 1997               $.6875           $.8125
Quarter ended June 30, 1997                $1.25            $1.5625
Quarter ended September 30, 1997           $2.0625          $2.3125
Quarter ended December 31, 1997            $1.9375          $1.96875

b)  Holders.

As of March 31, 1998 there were approximately 157 record holders of the Company's Common Stock and approximately 1,800 beneficial shareholders.

c)  Dividends.

The Company has not declared any cash dividends on any class of common equity for the last four fiscal years. The Company currently intends to retain earnings for its use in operations and does not anticipate paying cash dividends in the foreseeable future.


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

            The Company experienced steady growth through 1995 and reached profitability due to the sale of the remaining investment in the original software project the Company had spun out earlier. In 1994, the Company began the development of the Universal Digital Camera Module (UDCM) and ordered inventory to support sales expectations. The product was not subsequently completed and a reserve for inventory value adjustments were taken at year end 1996. At the same time, the Company's founder and President retired and a reserve was created for severance costs resulting from a layoff of 20% of the then current staff, along with a reserve for the settlement of a lawsuit relating to the discontinued product development of the UDCM with a former officer and director of the Company.

             1997 was a transition year for the Company. The Company recorded its first four profitable quarters of operations, restored its reputation for quality products and introduced the TeachCam with IllumaBase, a unique camera for science teaching applications. The Company is committed to fulfilling the vision of its founders as it transitions to a revised purpose statement with renewed focus on providing customer solutions involving our core competency, image capture, achieving continued profitability on an annualized basis and challenging all associates to meet plan and grow professionally.

RESULTS OF OPERATIONS

            Net Sales for the year ending December 31, 1997 decreased six (6%) from the prior year end from $7,405,548 in 1996 to $6,949,652 in 1997. This sales decrease was primarily due to the restructuring early in the year. The Company significantly restructured its customer base, replacing approximately 60% of the abandoned highly competitive, low margin computer market with increased penetration in the education market. The strategy is to develop or acquire image capture solutions for specific niche markets in education, audio visual, identification and medical applications where it already has distribution resources and can provide value-added solutions.

            During 1997, sales in the U.S., Europe and Asia/Pacific were respectively 63%, 31% and 6% of total sales. During 1996, sales in the U.S., Europe and Asia/Pacific were respectively 60%, 32% and 8% of total sales. The decrease in sales volume in the Asia Pacific Region is primarily due to the lack of sales due to the depressed Asian economy. The Company's sales representative for the Asia/Pacific market resigned in July 1997 and was not replaced. The Company's largest distributor purchased 8.4% of the total sales volume in 1997 and 8.5% in 1996 and is anticipated to keep the same volumes for 1998, however, the loss of any significant order could adversely affect the Company.

            Gross profits for the period ending December 31, 1997 were $2,924,811 which was 42% of total sales compared to $1,077,677 which was 15% of total sales for year ending December 31, 1996. This increase in gross profit for 1997 is primarily due to the 1996 year end write down of $1,575,000 to reflect the valuation of inventory which became technologically obsolete in 1996 including a reserve for purchase commitments for addition obsolete inventory. This inventory valuation write down was 21% of 1996 total sales. The Company started purchasing inventory in late 1994 for the Universal Digital Camera Module (UDCM) product. The product was never completed and the technology became obsolete. The Company aggressively pursued different sources to either sell the components at a discount or engineer the components into future products without success. The Company also attributes approximate 6% of this increase in gross profit to achieving the goals set for 1997 of reducing cost of materials and costs associated to manufacturing overhead. The Company has set similar goals for 1998 in reducing cost of materials used in manufacture and costs associated to manufacturing overhead.

            Cost of sales includes all materials, labor, packaging, manuals and related overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Cost of sales does not include royalty costs or commission costs related to the sales of products.

            In 1996 the Company changed to an off shore supplier to reduce costs and realized quality problems. This resulted in higher manufacturing overhead cost for quality repair and warranty repair work. The Company phased out the off shore components in the first quarter of 1997 with a higher quality solution. The Company is committed to restoring the quality of its products in 1998 and continues to develop an ISO 9001 quality program.

            Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items discussed below. Selling, general and administrative expenses decreased 37% from $3,675,060 in 1996 to $2,322,598 in 1997. Selling expenses decreased from $1,677,189 in 1996 to $765,737 in 1997. Research and development expenses decreased from $384,804 in 1996 to $325,881 in 1997. General and administrative expenses decreased from $1,613,067 in 1996 to $1,230,980 in 1997. This decrease in selling, general and administrative expenses is attributed to the reorganization of the Company in late 1996. The Company established at 1996 year end reserves for retirement and severance charges, for a charge to cover future warranty costs, and a charge to litigation reserves for settlement costs associated with the lawsuit with a former officer and director of the Company. The litigation was settled within the reserve in February 1997. In addition to the reduction of the selling, general and administrative expenses because of the reserves set up in 1996, the Company aggressively reduced SG&A expenses by over $900,000. This reduction resulted from the Company reducing its employment base by 20%, closing the European sales office and implementing a conservative operating budget for 1997.

            The Company's operating income for the year ending December 31 , 1997 was $602,213 compared to an operating loss of $2,597,383 for the year ending December 31, 1996. The Company attributes the increase in operating income to the cost control efforts discussed above and the increase in gross margin. The Company anticipates that operating margins in 1998 will improve with the objectives the Company has set for 1998 including raw material cost reductions, manufacturing overhead cost reductions and SG&A cost reductions. However, even if these efficiencies are achieved, if the sales volumes do not meet projections, overall income from operations will be adversely affected.

            Other income for 1997 consisted of interest income of $75,089 compared to interest income for 1996 of $54,007 and interest expense for 1997 of $3,965 compared to interest expense of $2,117 for 1996. In 1995 the Company converted its $100,000 note receivable from RSI, Inc. into 88,888 shares of RSI, Inc. common stock. The Company sold 25,000 shares of RSI, Inc. common stock at the time of RSI, Inc.'s initial public offering which resulted in a non-operating gain on sale of assets of $198,606 for 1995. The Company sold the remaining 63,888 shares at a discount in May 1996 after receiving consent from the underwriter for a profit of $230,354. The Company recorded a loss on the sale of assets for 1997 of $19,913 consisting of the sale of computer equipment.

            At December 31, 1997 the Company had a net operating loss carry forward of approximately $1,189,000 and a general business credit carry forward of $78,000 available to be carried to future periods. The loss carry forward and general business credit carryforwards expire in 2008 through 2012 if not used. In 1997, the Company recorded a deferred tax asset of $100,000 reflecting the partial benefit of $1,189,000 in net operating loss carryforwards.

Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that at least $100,000 of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period change.

            The net income for the year ending December 31, 1997 was $753,424 compared to a net loss for the year ending December 31, 1996 of $2,362,115. The basic earnings per common share for 1997 was $0.24 per share compared to a basic loss per common share for 1996 of $0.75 per share. Basic earning per common share were based on the weighted average number of shares outstanding for 1997 and 1996 respectively of 3,168,480 and 3,134,498. Earnings per common share assuming dilution for 1997 was $0.18 per share compared to a loss per common share for 1996 of $0.75. During 1996, stock options and warrants for the purchase of common stock were anti-dilutive and have not been included in the 1996 computation. The fully diluted weighted average number of shares outstanding for 1997 was 4,086,558.

LIQUIDITY AND CAPITAL RESOURCES

            Working Capital, consisting principally of cash, certificates of deposit, receivables and inventories, was $3,019,056 at December 31, 1997 and $2,124,418 at December 31, 1996. The ratio of current assets to current liabilities was 4:1 at December 31, 1997 and 2:1 at December 31, 1996. Working Capital ratios have continued to improve due to the Company's positive cash flow mainly due to the net income.

            Inventories at December 31, 1997 were $1,153,665 compared to $1,830,300 for 1996. Throughout 1997 the Company aggressively worked off excess inventory levels and is committed to maintaining adequate levels for 1998. The Company has to purchase components four months in advance, so if the Company's projections are not accurate, inventories are higher than required. In the event that such inventory becomes obsolete, the Company's cash would be substantially diminished and the Company could be put into a position of needing funds.

            Currently the Company has a discretionary working capital line of credit with its bank of the lesser of $500,000 or 75% of eligible accounts receivable (as defined), with outstanding borrowings due April 10, 1998. The available line of credit is reduced by outstanding irrevocable letters of credit which totaled $200,000 at December 31, 1997. The letter of credit may be drawn upon by a major supplier of the Company. The letter of credit expires on April 10, 1998. There are no borrowings outstanding under this line of credit at December 31, 1997. Advances under the note are secured by substantially all corporate assets. Interest is charged at 1.5% over the bank's "index rate". The interest rate at December 31, 1997 was 10% The terms of the note agreement with the bank require the Company to maintain certain financial ratios that the Company has not attained.

            The Company believes that it has sufficient liquidity to support its anticipated growth during the next twelve months. However, this belief is predicated upon meeting the anticipated sales forecast. If the projections are not met, the inventory reductions anticipated by the Company will not occur. This would materially adversely affect the Company's cash position.

YEAR 2000 ISSUES

            Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The year 2000 issue affects virtually all companies and organizations.

            Management is currently evaluating its reliance on both internal and external systems with respect to year 2000 issues. At this time, year 2000 issues are not expected to materially affect the Company's financial condition, results of operations or liquidity.

ITEM 7.  FINANCIAL STATEMENTS





                         REPORT OF INDEPENDENT AUDITORS


The Stockholders
    and Board of Directors
VideoLabs, Inc.
Golden Valley, Minnesota

We have audited the accompanying balance sheet of VideoLabs, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VideoLabs, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                        Certified Public Accountants

Minneapolis, Minnesota
February 13, 1998

                                 VIDEOLABS, INC.

                                  Balance Sheet


---------------------------------------------------------------------------------------
                                                                     December 31
          ASSETS                                                   1997         1996
---------------------------------------------------------------------------------------
CURRENT ASSETS
    Cash and cash equivalents                                   $1,746,928   $  631,456
    Certificates of deposit- restricted                            275,833      513,788
    Accounts receivable
        Trade accounts, less allowance for  doubtful accounts
            of $35,000 in 1997 and $25,400 in 1996                 626,320      799,799
        Other receivables                                            9,228        6,157
    Inventories                                                  1,153,665    1,830,300
    Deferred income taxes                                          100,000
    Prepaid expenses                                                47,209      154,749
                                                                ----------   ----------
            Total current assets                                 3,959,183    3,936,249


PROPERTY HELD FOR SALE, net of $37,805 accumulated
    depreciation                                                                 99,774


PROPERTY AND EQUIPMENT
    Office and computer equipment                                  367,874      356,126
    Machinery and equipment                                         97,340       90,951
    Tooling                                                        278,733      189,311
    Leasehold improvements                                          45,016       21,249
                                                                ----------   ----------
                                                                   788,963      657,637
    Less accumulated depreciation                                  468,556      355,877
                                                                ----------   ----------
            Net property and equipment                             320,407      301,760
                                                                ----------   ----------

            TOTAL ASSETS                                        $4,279,590   $4,337,783
                                                                ==========   ==========

Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

                                  Balance Sheet


-----------------------------------------------------------------------------------------
                                                                       December 31
     LIABILITIES AND STOCKHOLDERS' EQUITY                          1997           1996
-----------------------------------------------------------------------------------------
CURRENT LIABILITIES
    Trade accounts payable                                     $   278,204    $ 1,057,869
    Current maturities of long-term debt                            22,605         10,285
    Customer deposits                                                9,080         15,070
    Accrued compensation                                           264,221        153,607
    Purchase commitments, reserves and other                       366,017        575,000
                                                               -----------    -----------
            Total current liabilities                              940,127      1,811,831

LONG-TERM DEBT, net of current maturities                           36,134         16,110

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value;
        Authorized, 20,000,000 shares
        Issued and outstanding, 3,215,283 shares in 1997 and
            3,134,948 in 1996                                       32,152         31,349
     Preferred stock, $.01 par value;
        Authorized, 5,000,000 shares
        No shares issued and outstanding
    Additional paid-in capital                                   5,553,553      5,514,293
    Accumulated deficit                                         (2,282,376)    (3,035,800)
                                                               -----------    -----------
            Total stockholders' equity                           3,303,329      2,509,842
                                                               -----------    -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 4,279,590    $ 4,337,783
                                                               ===========    ===========

Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

                             Statement of Operations


------------------------------------------------------------------------------------
                                                            Years Ended December 31
                                                              1997           1996
------------------------------------------------------------------------------------
SALES                                                     $ 6,949,652    $ 7,405,548

COST OF SALES
    Cost of goods sold                                      4,024,841      4,752,871
    Adjustment for write down of inventories, including
        purchase commitments                                               1,575,000
                                                          -----------    -----------
            Total cost of sales                             4,024,841      6,327,871
                                                          -----------    -----------

GROSS PROFIT                                                2,924,811      1,077,677

OPERATING EXPENSES
    Selling expenses                                          765,737      1,677,189
    General and administrative expenses                     1,230,980      1,613,067
    Research and development                                  325,881        384,804
                                                          -----------    -----------
            Total operating expenses                        2,322,598      3,675,060
                                                          -----------    -----------

OPERATING INCOME (LOSS)                                       602,213     (2,597,383)

OTHER INCOME (EXPENSE)
    Interest income                                            75,089         54,007
    Interest expense                                           (3,965)        (2,117)
    Gain (loss) on sale of assets                             (19,913)       213,378
                                                          -----------    -----------
            Total other income, net                            51,211        265,268
                                                          -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR (RECOVERY OF)
    INCOME TAXES                                              653,424     (2,332,115)

PROVISION FOR (RECOVERY OF) INCOME TAXES                     (100,000)        30,000
                                                          -----------    -----------

NET INCOME (LOSS)                                         $   753,424    ($2,362,115)
                                                          ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE                          $      0.24    ($     0.75)
                                                          ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE ASSUMING DILUTION        $      0.18    ($     0.75)
                                                          ===========    ===========

Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

                        Statement of Stockholders' Equity

                     Years Ended December 31, 1997 and 1996

---------------------------------------------------------------------------------------------------
                                                                              Net
                                                                           Unrealized
                                                            Additional      Gain On
                                   Common Stock              Paid-In       Marketable   Accumulated
                                Shares        Amount         Capital       Securities     Deficit
---------------------------------------------------------------------------------------------------
BALANCES -
     DECEMBER 31, 1995         3,133,948    $    31,339    $ 5,511,653    $   219,215   ($  673,685)
                             -----------    -----------    -----------    -----------   -----------

    Net loss                                                                             (2,362,115)

    Exercise of warrants           1,000             10          2,640

    Change in unrealized
        gain on marketable
        securities                                                           (219,215)
                             -----------    -----------    -----------    -----------   -----------
BALANCES -
    DECEMBER 31, 1996          3,134,948         31,349      5,514,293           --      (3,035,800)

    Net income                                                                              753,424

    Issuance of shares               244              2             (2)

    Exercise of warrants         110,091          1,101         74,587

    Purchase of stock            (30,000)          (300)       (35,325)
                             -----------    -----------    -----------    -----------   -----------


BALANCES -
    DECEMBER 31, 1997          3,215,283    $    32,152    $ 5,553,553    $      --     ($2,282,376)
                             ===========    ===========    ===========    ===========   ===========

Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

                             Statement of Cash Flows


--------------------------------------------------------------------------------------------
                                                                     Years Ended December 31
                                                                      1997          1996
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                             $   753,424    ($2,362,115)
    Adjustments to reconcile net income (loss) to net cash
    from (used for) operations:
        Depreciation and amortization                                 140,905        221,867
        Provision for losses on accounts receivable                     9,640
        Amortized premium on investments                                                 861
        (Gain) loss on sale of assets                                  19,913       (213,378)
        Deferred income taxes                                        (100,000)        30,000
        Change in assets and liabilities
            Accounts receivable                                       160,768        469,404
            Inventories                                               676,635        569,647
            Prepaid expenses                                          107,540        (47,947)
            Trade accounts payable                                   (779,665)       287,513
            Customer deposits                                          (5,990)        (6,055)
            Accrued compensation                                      110,614         88,995
            Purchase commitments, reserves and other                 (208,983)       527,000
                                                                  -----------    -----------
            Net cash from (used for) operating activities             884,801       (434,208)

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                             (179,491)       (70,177)
    Proceeds from sale of assets                                      106,225         25,144
    Purchase of certificates of deposit                              (474,167)    (1,034,960)
    Proceeds from maturities of certificates of deposit               712,122      1,098,072
    Proceeds from sales and maturities of marketable securities                      365,468
                                                                  -----------    -----------
            Net cash from investing activities                        164,689        383,547

                                  - Continued -

Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.


------------------------------------------------------------------------------------------------
                                                                        Years Ended December 31
                                                                          1997           1996
------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock and warrants                             $    75,688    $     2,650
    Payments of long-term debt                                            (14,081)        (8,041)
    Proceeds of long-term debt                                             40,000
    Repurchase of common stock                                            (35,625)
                                                                      -----------
           Net cash from (used for) financing activities                   65,982         (5,391)
                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,115,472        (56,052)

CASH AND CASH EQUIVALENTS - Beginning of Year                             631,456        687,508
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS - End of Year                               $ 1,746,928    $   631,456
                                                                      ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the year for interest                            $     3,965    $     2,117
                                                                      ===========    ===========
        Cash paid during the year for taxes                           $      --      $      --
                                                                      ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Unrealized gain on marketable securities classified as
        available-for-sale, net of tax effect                         $      --      ($  219,215)
                                                                      ===========    ===========

    Capital lease obligations incurred                                $     6,426    $    34,436
                                                                      ===========    ===========

    During 1997, the Company issued 244 shares of stock in a noncash transaction During 1996, the Company retired $64,552 of fully depreciated fixed assets.


Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1997 and 1996



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

            VideoLabs, Inc. designs, manufactures and markets image capture solutions. The Products are sold throughout the world.

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

            At December 31, 1997 and 1996, the Company has recorded a reserve for future inventory obsolescence of $60,000 due to the risk of technological changes in the industry. During 1996, the Company recognized a write down of inventories including future purchase commitments for a product that was not marketable. While it is possible that the estimate will change materially in the near term, no estimate can be made of the range of additional loss, or recovery, if any.

            The Company has recorded a reserve for product warranties in the amount of $20,000 in 1997 and $35,000 in 1996. This warranty accrual pertains primarily to one product. It is not possible to estimate additional product warranty costs, if any, at this time. Actual warranty costs could differ from amounts estimated.

            In 1997, the Company recorded a deferred tax asset of $100,000 reflecting the partial benefit of $1,189,000 in net operating loss carryforwards, which expire in varying amounts between 2008 and 2012. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that at least $100,000 of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period change.

            Fourth quarter adjustments in 1996, which decreased income by approximately $1,975,000, were made to reflect changes in the valuation of inventory, retirement and severance charges, and for costs associated with litigation involving the Company.


CASH AND CASH EQUIVALENTS

            For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times throughout the year, the Company's cash deposited in financial institutions may exceed FDIC insurance limits.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1997 and 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

MARKETABLE SECURITIES

            The Company classifies its marketable debt securities as "held-to-maturity" if it has the intent and ability to hold the securities to maturity. All other marketable securities are classified as "available-for-sale". Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available-for-sale are carried at their estimated fair value. Realized gains and losses, determined using the average cost method, are included in earnings; unrealized holding gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity, net of any tax effect.

PROPERTY AND EQUIPMENT

            Property and equipment is recorded at the lower of cost or estimated fair value. Depreciation is provided over estimated useful lives by the use of straight-line and accelerated methods. The present values of capital lease obligations are classified as long-term debt and the related assets are included in machinery and equipment. Amortization of machinery and equipment under capital leases is included in depreciation expense.

RESEARCH AND DEVELOPMENT COSTS

            Research and development costs are charged to operations when incurred.

INCOME TAXES

            Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of accounts receivable, inventory, property and equipment, and certain accrued liabilities for financial and income tax reporting. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes payable. Deferred tax assets are subject to a valuation allowance based on the estimated realization of those assets.

INVENTORIES

         Materials and work-in-process are stated at the lower of average cost or market. Finished goods are stated at the lower of moving average cost or market.

ADVERTISING

         The Company expenses the costs of advertising as incurred. Advertising expense was $238,500 and $351,000 in 1997 and 1996, respectively.

RECLASSIFICATIONS

            The presentation of certain items in the financial statements for 1996 have been changed to conform to the classifications used in 1997. These reclassifications had no effect on stockholders' equity or net loss as previously reported.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1997 and 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

EARNINGS (LOSS) PER COMMON SHARE

         The following data show the amounts used in computing the weighted average number of shares of dilutive potential common stock at December 31:

                                                       1997            1996
                                                       ----            ----

         Weighted average number of shares used
             in basic earnings per share            3,168,480        3,134,498
         Effect of dilutive securities:
             Stock options                              9,328
             Stock warrants                           908,750
                                                    ---------        ---------

                     Totals                         4,086,558        3,134,498
                                                    =========        =========

            No adjustments were made to income (loss) in either year for the purpose of calculating earnings per share. Stock options and warrants were not included in computing earnings per share in 1996 because their effects were antidilutive.

            The adoption of Statement of Financial Accounting Standard No. 128, "Earnings Per Share", had no effect on the previously reported 1996 earnings per share.

NEWLY ISSUED ACCOUNTING STANDARDS

            In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was approved for issuance. The Company will adopt this Statement in fiscal 1998. The effect of this Statement has not been determined, however, the impact on the Company's financial position and results of operations is not expected to be material.

2. MAJOR CUSTOMERS AND SUPPLIERS

            The Company extends credit in the normal course of business to its customers who are generally companies in the computer industry. The Company performs credit evaluations of its customers' financial condition and generally requires no collateral.

            At December 31, 1997 and 1996, the Company has two customers who accounted for approximately $117,000 and $144,000, respectively, of the outstanding trade accounts receivable balance.

            During 1997 and 1996, the Company had total sales outside the United States of approximately $2,559,000 and $2,907,000, respectively. Of these amounts approximately $1,927,000 and $2,244,000, respectively, were sales to customers in Europe, and $223,000 and $539,000, respectively, were sales to customers in the Asia/Pacific region.

            In 1997 and 1996, the Company had a supplier from which it made purchases of approximately $1,500,000 and $1,600,000, respectively. Although no long-term supply contract exists, the Company believes there are alternative suppliers of this raw material.

            At December 31, 1997 and 1996 the Company had purchase commitments with four suppliers in the amount of $818,000 and $1,626,000, respectively (See
Note 13).

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1997 and 1996


3. MARKETABLE SECURITIES

            The Company did not hold any marketable securities at December 31, 1997 and 1996.

            The Company had U.S. Treasury Securities that matured in 1996. The amortized cost basis was $62,000 and there was no realized gain or loss. Proceeds from sales of securities held as available-for-sale were $303,468 in 1996. During 1996 the Company realized gains of $231,582 from sales of available-for-sale marketable securities.

4. INVENTORIES

            Inventories consisted of the following at December 31:

                                                      1997          1996
                                                      ----          ----

         Materials                                  $1,227,508    $2,137,687
         Work-in-process                               171,921       335,486
         Finished goods                                446,499       747,127
                                                    ----------    ----------
                                                     1,845,928     3,220,300
         Reserves for inventory write down and
             obsolescence                             (692,263)   (1,390,000)
                                                    ----------     ---------

                                                    $1,153,665    $1,830,300
                                                     =========     =========

5. EUROPEAN REAL ESTATE

            During fiscal 1994, the Company purchased real estate in the Netherlands for use as an office and residence by its European salesperson who is a related party. The residence was provided to the salesperson as part of his compensation. The Company no longer employs a salesperson in Europe and the property was sold in April 1997.

6. LINE OF CREDIT

            The Company has a discretionary line of credit with its bank of the lesser of $500,000 or 75% of eligible accounts receivable (as defined), with outstanding borrowings due April 10, 1998. The available line of credit is reduced by an outstanding irrevocable letter of credit which totaled $200,000 at December 31, 1997. The letter of credit may be drawn upon by a major supplier of the Company. The letter of credit also expires April 10, 1998. At December 31, 1997, restricted cash serves as collateral for two irrevocable letters of credit. There were no borrowings outstanding under this line of credit at December 31, 1997. Advances under the note are secured by substantially all corporate assets. Interest is charged at 1.5% over the bank's "index rate". The interest rate at December 31, 1997 was 10.00%. The terms of the note agreement with the bank require the Company to maintain certain financial ratios with which the Company was in compliance with December 31, 1997.

            During 1996, the Company had a discretionary working capital line of credit with its bank of the lesser of $1,500,000 or 80% of eligible accounts receivable (as defined) plus $500,000 in cash collateral (restricted cash), with outstanding borrowings due April 10, 1997. The available line of credit is reduced by outstanding irrevocable letters of credit which totaled $1,201,909 at December 31, 1996. There were no borrowings outstanding under this line of credit at December 31, 1996. Interest was charged at 1% over the bank's "index rate". The interest rate at December 31, 1996 was 9.25%. The terms of the note agreement with the bank required the Company to maintain certain financial ratios with which the Company was not in compliance with at December 31, 1996.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1997 and 1996


F7.  LONG-TERM DEBT

            Long-term debt consists of the following:


                                                                              1997       1996
                                                                              ----       ----
Capital lease obligations, at implicit rates from 12% to 14%, payable in
installments to 1999                                                         $20,319   $26,395

Note payable to bank, interest at the bank's "index rate" plus 1% (9.5% at
December 31, 1997), secured by substantially all corporate assets, payable
in installments to 2002                                                       38,420
                                                                             -------   -------
          Totals                                                              58,739    26,395
          Less amounts due within one year                                    22,605    10,285
                                                                             -------   -------

          Net long-term debt                                                 $36,134   $16,110
                                                                             =======   =======

            Scheduled maturities of long-term debt are as follows at December 31, 1997:

             1998                                          $22,605
             1999                                           11,795
             2000                                            8,114
             2001                                            8,937
             2002                                            7,288
                                                           -------

                       Total long-term debt                $58,739
                                                           =======


8. LEASE OBLIGATIONS

            The Company leases various items of equipment over terms of 3 to 5 years. The Company also leases office and warehouse space. Equipment leases expire at varying dates over the next three years. The office and warehouse lease expires in September 2002. The Company is obligated to pay costs of property taxes and operating costs under the terms of the office and warehouse lease.

            Property and equipment includes the following amounts for capital leases at December 31:

                                                             1997       1996
                                                             ----       ----

            Machinery and equipment                        $40,826     $34,436
            Accumulated amortization                        17,672       4,384
                                                            ------     -------

                      Net equipment under capital leases   $23,154     $30,052
                                                            ======      ======

            At December 31, 1997, the Company had the following minimum commitments for payments of rentals under leases which at inception had a noncancellable term of more than one year:

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1997 and 1996


8. LEASE OBLIGATIONS - Continued

                                                       Operating       Capital
                                                        Leases          Leases
                                                        ------          ------

     1998                                              $ 76,402         $17,033
     1999                                                76,402           4,568
     2000                                                76,402
     2001                                                73,258
     2002                                                51,291
                                                        -------          ------

          Total lease commitments                      $353,755          21,601
                                                        =======

          Less amount representing interest                               1,282
                                                                          -----

          Present value of minimum lease payments
             (included in long-term debt)                               $20,319
                                                                        =======

            Rental expense for operating leases totaled $69,734 and $67,755 in 1997 and 1996, respectively.

9. STOCKHOLDERS' EQUITY

         During 1997, the Board of Directors authorized the redemption of up to 100,000 shares of the Company's common stock. During 1997, 30,000 shares with a cost of $35,625 were redeemed.

         The Company has outstanding warrants to purchase common stock at prices ranging form $0.69 to $4.20 per share. The warrants expire at various dates through November 2000. Following is a summary of transactions:

                                                  Shares Under Warrants
                                                     1997         1996
                                                     ----         ----

            Outstanding, beginning of year          819,264      820,264
                Exercised during the year          (110,091)      (1,000)
                Granted during the year           1,361,130
                                                  ---------      -------

            Outstanding, end of year              2,070,303      819,264
                                                  =========      =======

            The Company has reserved 2,070,303 authorized shares for issuance as warrants are exercised.

            The Board of Directors has not yet established rights and preferences for the Company's preferred stock.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1997 and 1996

10. STOCK BASED COMPENSATION

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

            The Company has another non-qualified incentive stock option plan for outside directors and non-employees, with 500,000 authorized options to purchase the Company's stock. The plan is substantially the same as the plan discussed above. However, the exercise price may be lower than, greater than, or equal to the stock price at the date of issuance.

            The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively; dividend yield of 0% for all years; expected volatility of 88% and 71%; risk-free interest rates of 6.5 and 5.8 percent; and expected lives of four years.

            A summary of the Company's stock option plans as of December 31, 1997 and 1996 and changes during the years ending on those dates is listed below:


                                                  1997                      1996
                                        -----------------------    ------------------------
                                                   Weighted-                   Weighted-
                                                    Average                     Average
                                        Shares   Exercise Price    Shares    Exercise Price
                                        ------   --------------    ------    --------------
Outstanding at beginning of year        405,000      $1.82         200,000       $2.51
Granted                                 200,000       1.00         255,000         .81
Expired                                       -                          -
Forfeited                               (94,000)      2.22         (50,000)       2.79
                                        -------                    -------
Outstanding at end of year              511,000                    405,000        1.82
                                        =======                    =======

Options exercisable at year end         422,250                    226,750
                                        =======                    =======
Weighted-average fair value of
    options granted during the year     $   .67                    $   .47

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1997 and 1996


10. STOCK BASED COMPENSATION - Continued

            The following table summarizes information about fixed stock options outstanding at December 31, 1997:


                             Weighted-Average
                 Number         Remaining        Options
   Price      Outstanding    Contractual Life    Exercisable                Vesting
   -----      -----------    ----------------    -----------                -------
   $3.13          22,000         0.8 years           16,500      25% each year for four years.
    2.13          39,000         1.8 years           19,500      25% each year for four years.
     .81          85,000         3.0 years           21,250      25% each year for four years.
     .81         165,000         9.0 years          165,000      In whole or in part over ten years.
    1.00         100,000         3.4 years          100,000      In whole or in part over ten years
    1.00          40,000         9.4 years           40,000      In whole or in part over ten years.
    2.13          20,000         2.2 years           20,000      In whole or in part over three years.
    2.65          20,000         2.2 years           20,000      In whole or in part over three years.
     .69          20,000         2.2 years           20,000      In whole or in part over three years.
                --------                           --------
                 511,000                            422,250
                 =======                            =======

            The Company has chosen to account for stock based compensation in accordance with APB Opinion 25. If compensation cost would have been recognized in accordance with Statement of Financial Accounting Standards No. 123, compensation cost would have been $38,869 and $3,776 for the years ended December 31, 1997 and 1996, respectively. The compensation cost would have reduced net income in 1997 and increased net loss in 1996 by the same amounts. Basic earnings per share would have decreased by $0.01 in 1997. There would be no effect in fiscal 1996.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

            Estimated fair values of the Company's financial instruments are as follows at December 31:

                                       1997                    1996
                              ----------------------     -------------------

                               Carrying      Fair        Carrying       Fair
                                Amount       Value        Amount       Value
                                ------       -----        ------       -----

Cash and equivalents          $1,746,928  $1,746,928     $ 631,456   $ 631,456
Certificates of deposit          275,833     275,833       513,788     513,788
Long-term debt, exclusive
    of capital leases             38,420      38,420

            The carrying values of cash and equivalents and certificates of deposit approximate fair values. The fair value of long-term debt is based on estimates of current rates at which the Company could borrow funds with similar remaining maturities.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1997 and 1996


12. INCOME TAXES

            The income tax provision consists of the following components:

                                                           1997          1996
                                                           ----          ----

        Current                                          $      -       $     -
        Deferred                                         (100,000)       30,000
                                                          -------        ------

        Net provision for (recovery of) income taxes    ($100,000)      $30,000
                                                          =======        ======

            The provision for (recovery of) income taxes differs from that which would result from applying Federal statutory rates to the earnings (loss) before income taxes because a valuation allowance has been provided to reduce the deferred tax asset to the amount that is estimated to be more likely than not realized. This difference is reconciled as follows:

                                                      1997           1996
                                                      ----           ----

        Federal statutory income benefit rate        (34.0%)         (34.0%)
        State tax (benefit) rate, net                 (2.0)           (2.0)
        Permanent differences                          5.8
        Valuation allowance                           14.9            37.3
                                                      ----            ----

        Effective tax benefit rate                   (15.3%)           1.3%
                                                      ====           =====

            The total deferred tax assets and liabilities included in the net deferred tax asset are as follows:

                                                           1997         1996
                                                           ----         ----
  Deferred tax assets (primarily inventory and,
      litigation reserves, net operating loss and tax
      credit carryforwards)                              $946,000   $1,061,000
  Deferred tax liabilities (property and equipment)        (4,000)     (11,000)
  Deferred tax asset valuation allowance                 (842,000)  (1,050,000)
                                                          -------    ---------

  Net deferred tax asset                                 $100,000   $       -
                                                          =======    =========


            The net decrease in valuation allowance was $208,000 in 1997. The net increase in the valuation allowance was $816,000 in 1996.

            For income tax purposes, the Company had a federal net operating loss carryforward at December 31, 1997 and 1996 of approximately $1,189,000 and $819,000, respectively. At December 31, 1997 and 1996 the Company also had a general business credit carryforward of approximately $78,000, available to be carried to future periods. The net operating loss carryforward and general business credit carryforward expire in 2008 through 2012 if not used.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1997 and 1996


13. COMMITMENTS AND CONTINGENCIES

            At December 31, 1996 the Company accrued a loss on purchase commitments and established a reserve for pending litigation. The Company has purchase commitments related to raw materials for a product the Company will not be able to bring to market. The Company was a defendant in a lawsuit by a former consultant claiming damages for payment of royalties on products developed by the claimant. A settlement in this lawsuit was reached in 1997, and the settlement amount is within the amount accrued at December 31, 1996.

14. EMPLOYEE BENEFIT PLAN

            The Company sponsors a discretionary 401(k) profit sharing plan and trust covering employees who are over 18 years of age and have completed 90 days of service. The Company made no contributions to the Plan in 1997 and 1996.

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

     Balance Sheet - December 31, 1997 and 1996.

     Statement of Operations - Years Ended December 31, 1997 and 1996.

     Statement of Stockholders' Equity - Years Ended December 31, 1997 and 1996.

     Statement of Cash Flows - Years ended December 31, 1997 and 1996.

     Notes to Financial Statements.

     Report of Independent Auditors.

     Financial Data Schedule.

            2. Financial Statement Schedules: The following financial statement schedules of the Company for the fiscal year ended December 31, 1997 are filed as part of this Report and should be read in conjunction with the Financial Statements of the Company.

                        None

            3. Exhibits: The exhibits listed in the following Index to Exhibits are filed as a part of, or incorporated by reference into this Report.

Exhibit         Form SB-2*
  No.           Exhibit No.          Description
  ---           -----------          -----------
(3) (i)              3.1      Certificate of Incorporation
(3) (ii)             3.2      By-laws
(4)                  Pg. 29   Instruments defining the rights of security
                               holders, including indentures.
(10)                          Material contracts.
(10) (i)             1.1      Underwriting Agreement
(10) (ii)            1.2      Selected Dealer Agreement
(10) (iii)           4.2      Warrant to Purchase Shares of Common Stock
(10) (iv)            4.3      Bridge Note
(10) (v)             4.4      Bridge Warrant
(10) (vi)            10.3     Settlement and License Agreement
(10) (vii)           10.4     Design Royalty Agreement
(10) (viii)          10.5     Waiver of Contract Rights by Messrs. Johnson,
                               Craven, Clapp and Collins
(10) (ix)            10.6     Johnson Employment Agreement
(10) (x)             10.8     Asset Sale Agreement with RSI (formerly Rocket
                               Science, Inc.)
(10) (xi)            10.14    Krekelberg Employment Agreement
(10) (xii)           10.13    Suick Bay Technologies Royalty Agreement
(10) (xiii)          1.1      Underwriting Agreement
(10) (xiv)           10.10    CLI Purchase Order
(10) (xv)            10.15    Underwriter lockup Agreements
(10) (xvi)           10.1     Office Warehouse Lease
(10) (xvii)          10.7     Letter of Credit Americana Bank
(10) (xviii)                  Johnson  Retirement Agreement - Filed with
                                                                 1996 10KSB
(10) (xix)                    Hansen Consulting Agreement - Filed with
                                                                 1996 10KSB
(10)   (xx)                   Broghammer  Consulting Agreement - Filed with
                                                                    1996 10KSB
(10) (xxi)                    Hansen Employment Agreement - filed herewith
(10) (xxii)                   Office Warehouse Lease - filed herewith



      Footnote No.
      ------------
 (11)        1.    Statement regarding computation of per share earnings
 (13)        2.    Annual report to security holders, Form 10-Q or quarterly
                     report to security holders
 (24)        3.    Contained in the Report of Independent Auditors
 (25)        3.    Power of Attorney - filed herewith

* Incorporated by reference to the exhibit filed with the Registrants Registration Statement on Form SB-2 filed March 26, 1994, and amended on April 27, 1994, which became effective on May 10, 1994.

1.     Incorporated by reference to Company's Annual Report to Shareholders.
2.     Incorporated by reference to Company's Annual Report to Shareholders.
3.     Filed herewith, see following page

            Financial Data Schedules Per FAS No. 128 Regarding Earnings Per Share Calculation


  Exhibit No.  # of Columns in FDS      Periods Covered                     [Restated] Tag Used
  -----------   -----------------       ---------------                     -------------------
  27.1                1               Fiscal year end 1997                           No

  27.2                2               Quarters 1 and 2 for 1996                      Yes

  27.3                1               Quarter 3 for 1996                             Yes

  27.4                1               Fiscal year end for 1996                       Yes

  27.5                3               Quarters 1, 2, and 3 for 1997                  Yes

(b) Reports on Form 8-K

            On June 12, 1997, the following information was reported on form
8-K:

            The Company had outstanding warrants to purchase an aggregate of 481,764 shares of Company common stock that were originally issued at exercise prices of $1.50, $2.50, $2.65 and $2.80 per share. Such warrants contained provisions for the adjustment of the purchase price and the number of shares purchasable under the warrant in the event the Company subsequently issued certain securities. As part of a settlement with a former employee, the Company issued options to purchase common stock at an exercise price of $.6875 per share. On April 28, 1997, the Company notified the holders of the adjustable warrants that as a result of the issuance of the options, the purchase price for shares of Company common stock under their warrants had adjusted down to $.6875 per share, and the number of shares of Company common stock purchasable under their warrants proportionately increased, pursuant to the terms of their respective warrants. Other outstanding warrants, issued at exercise prices of $3.50 and $4.20 per share did not have the provision for adjustment. As a result of the adjustments, as of April 28, 1997 the aggregate number of shares of Company common stock purchasable under the adjusted warrants increased from 481,764 to 1,842,894, and the aggregate number of shares of Company common stock purchasable under all warrants outstanding increased from 819,264 to 2,180,394.

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

                                                VIDEOLABS, INC.




                                                By:  /s/  James W. Hansen
                                                     James w. Hansen
                                                     Chairman and CEO
Dated: March 31, 1998

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

  Signature                          Title                         Date
  ---------                          -----                         ----

/s/James W. Hansen
James W. Hansen         President, Treasurer                      March 31, 1998
                        Chief Executive Officer, Director
                        and Chairman of the Board of Directors

/s/ Ward C. Johnson
Ward C. Johnson         Director                                  March 31, 1998


/s/ Richard F. Craven
Richard F. Craven       Director                                  March 31, 1998


/s/ John A. Collins
John A. Collins         Director                                  March 31, 1998