Form 10QSB
period 1998-03-31
VIDEOLABS INC
filed 1998-05-11
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

        [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998.

        [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        EXCHANGE ACT

        For the transition period from __________ to __________

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

                             5960 Golden Hills Drive
                             Golden Valley, MN 55416
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 1998: 3,810,743


Transitional Small Business Disclosure Format (check one):   Yes__ No_X_

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VIDEOLABS, INC.

                         INTERIM CONDENSED BALANCE SHEET

                                                                                               MARCH 31,     DECEMBER 31,
                                                                                                 1998           1997
                                                                                               UNAUDITED       AUDITED
                                                                                              -----------    -----------
                                     ASSETS
Current assets
   Cash and cash equivalents ...............................................................  $ 1,582,646    $ 1,746,928
   Certificate of deposit-restricted (Note 4) ..............................................      258,333        275,833
   Interest Receivable .....................................................................       11,910          9,228
   Accounts Receivable, less allowance for doubtful accounts of $41,173 on March 31,
     1998 and $35,000 on December 31, 1997 .................................................      530,746        626,320
   Inventories .............................................................................    1,064,506      1,153,665
   Deferred income taxes ...................................................................      100,000        100,000
   Prepaid expenses ........................................................................       43,298         47,209
                                                                                              -----------    -----------
     Total Current assets ..................................................................    3,591,439      3,959,183

Property and Equipment
   Office and computer equipment ...........................................................      398,974        367,874
   Machinery and equipment .................................................................       97,340         97,340
   Tooling .................................................................................      321,833        278,733
   Leasehold improvements ..................................................................       45,016         45,016
                                                                                              -----------    -----------
   Total equipment .........................................................................      863,163        788,963
       Less accumulated depreciation .......................................................      506,849        468,556
                                                                                              -----------    -----------
       Net equipment .......................................................................      356,314        320,407

       Total assets ........................................................................  $ 3,947,753    $ 4,279,590
                                                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ........................................................................  $   211,570    $   278,204
   Current maturities of long-term debt ....................................................       17,396         22,605
   Customer deposits and other liabilities .................................................        7,291          9,080
   Accrued compensation ....................................................................       37,263        264,221
   Purchase commitments, reserves and other ................................................      291,103        366,017
                                                                                              -----------    -----------
     Total current liabilities .............................................................      564,623        940,127

Long-Term Debt, net of current maturities ..................................................       36,134         36,134

Stock holders' Equity
   Common stock, $.01 par value; Authorized  20,000,000 shares issued and outstanding,
   3,285,143 shares at March 31, 1998 and  3,215,283 shares at December 31, 1997 ...........       32,851         32,152
   Additional paid in capital ..............................................................    5,546,122      5,553,553
   Accumulated deficit .....................................................................   (2,231,977)    (2,282,376)
                                                                                              -----------    -----------
     Total stockholders' equity ............................................................    3,346,996      3,303,329
                                                                                              -----------    -----------
       Total liabilities and stockholders' equity ..........................................  $ 3,947,753    $ 4,279,590
                                                                                              ===========    ===========

                    INTERIM CONDENSED STATEMENT OF OPERATIONS


                                                         Three Months Ended
                                                         ------------------

                                                              March 31
                                                              --------
                                                         1998          1997
                                                     -----------    -----------
Sales.............................................$    1,208,843    $ 1,599,487
Cost of goods sold ................................      666,802        945,826
                                                     -----------    -----------
Gross profit ......................................      542,041        653,661
Selling, general and administrative expenses ......      512,569        607,157
                                                     -----------    -----------
Operating Income (loss) ...........................       29,472         46,504
Other income  (expense)
Interest income (expense) .........................       22,411         10,893
Interest expense ..................................       (1,484)             0
Gain or (loss) on sale of assets ..................            0        (11,350)
                                                     -----------    -----------
Total other income (expense) ......................       20,927           (457)
Income Tax Benefit ................................            0              0
                                                     -----------    -----------
Net Income (loss).................................$       50,399    $    46,047
                                                     ===========    ===========

Basic earnings per common share ...................  $      0.02    $      0.01

Weighted average shares outstanding (Note 3) ......    3,285,143      3,134,498

Diluted earnings per common share .................  $      0.01    $      0.01

Diluted shares outstanding (Note 3) ...............    4,252,163      3,134,498



                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS


                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                              --------
                                                         1998           1997
                                                     -----------    -----------
Cash Flows From Operations:
     Net cash provided by operations ............... $  (109,312)   $  (208,855)

Cash Flows From Investing:
     Capital expenditures ..........................     (65,739)        11,447
     Purchase/Sale of certificate of deposit .......      17,500              0
     Purchase/Sales of U.S. Treasury securities ....           0              0
                                                     -----------    -----------
     Net cash from investing .......................     (48,239)        11,447

Cash Flows From Financing:
     Net proceeds from sale of common stock ........      (6,731)             0
        Payment of Bridge Notes ....................           0              0
     Stock offering costs ..........................           0              0
     Net proceeds from sale of bridge notes ........           0              0
                                                     -----------    -----------
       Net cash from financing .....................      (6,731)             0
                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents    (164,282)      (197,408)

Cash and cash equivalents at beginning of period ...   1,746,928        631,456
                                                     -----------    -----------

Cash and cash equivalents at end of period ......... $ 1,582,646    $   434,048
                                                     ===========    ===========

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

NOTE 3.  INCOME (LOSS) PER COMMON SHARE

         During the quarter ended March 31, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which established a new method for calculating earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method. All amounts presented have been restated to conform to the new presentation. The components of the earnings per share are as follows:

                                                             MARCH 31,
                                                      1998                1997
                                                   ---------           ---------
Weighted average common shares outstanding for
      Basic earnings per share                     3,285,143           3,134,498

Effect of dilutive securities:
      Stock Options and Warrants                     967,020                   0
                                                   ---------           ---------

Shares used in diluted earnings per share          4,252,163           3,134,498
                                                   =========           =========

NOTE 4.  BANK LINE OF CREDIT

         On March 31, 1998 the Company had a discretionary line of credit with its bank of the lesser of $500,000 or 75% of eligible accounts receivable (as defined), with outstanding borrowings due April 10, 1998. The available line of credit is reduced by outstanding irrevocable letters of credit. The letters of credit may be drawn upon by major suppliers of the Company. The letters of credit and the bank line of credit expire April 10, 1998. There were no borrowings outstanding under this line of credit at March 31, 1998. Advances under the note are secured by substantially all corporate assets. Interest is charged at 1.5% over the bank's "index rate". The interest rate at December 31, 1997 was 10%. At March 31, 1998, restricted certificates of deposit serve as collateral for two irrevocable letters of credit.

NOTE 5.  INCOME TAXES

         During 1997, the Company recorded a net deferred tax asset of $100,000, reflecting the benefit of approximately $1,189,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation.

NOTE 6.  NEWLY ISSUED ACCOUNTING STANDARDS

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and No. 129 "Disclosure of Information about Capital Structure" was approved for issuance. In June, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was approved for issuance and will be adopted in fiscal 1998. In July of 1997, Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" was approved for issuance. The Company will adopt these statements for the year ended December 31, 1997. The effect of these Statements has not been determined, however, the impact on the Company's financial position and results of operations is not expected to be material.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As provided under the Private Securities Reform Act of 1995, the Company wishes to caution investors of the following factors which could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document or elsewhere by or on behalf of the Company: sales projections, technology changes, new competitors, reduced current cost for items in inventory, changes in currency valuations, government regulations and ongoing litigation.

         Net revenues for the quarter ended March 31, 1998 were $1,208,843 compared to $1,599,487 for the first quarter of 1997, a decrease of 24 percent. This decrease is attributed to the decrease of sales into the computer markets. The Company is focused on professional markets including education, audio-visual, security and medical markets, while de-emphasizing sales to highly competitive retail markets where the Company had experienced declines and low margins. The Company's core business is operating in a profitable mode as new products have allowed the Company to maintain market share in the education market.

         The Company is actively working on acquisitions and new products that could return the Company to its former growth profile. On April 6, 1998 the Company closed on an acquisition of assets and certain intellectual property rights of Video Dynamics, Inc, a Florida Corporation. Video Dynamics is located in Sunrise, Florida and will be operating as a division of the Company called VideoLabs' Healthcare Products Division. The founders of Video Dynamics are now both employees of the Company and have been leading designers of video capture solutions for medical professionals, healthcare institutions and other manufacturers for a combined total of over 50 years. The Company anticipates that the total revenues of this division will be approximately 20% of the total combined revenues of the companies in 1998 and should be accretive to earnings per share in 1999.

         Gross margins of the Company are determined by deducting from net revenues all materials, labor, packaging, manuals and related overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Royalty costs and commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the first quarter of 1998 was $542,040 or 45% as compared to $653,661 or 41% for the first quarter of 1997. This increase in gross margin as a percentage of revenues is mainly attributable to the reduction of manufacturing overhead costs and the reduction of direct material costs. The Company has a goal to maintain gross margins in the 40% range, but there is no assurance that it will be able to do so.

         Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses decreased from $607,157 in the first quarter of 1997 to $512,569 in the first quarter of 1998. The Company is making progress towards its efforts in cost control. However, the Company is actively developing new products that will result in an increase in research and development expenses and sales and marketing expenses to initiate new product launches.

         Operating income for the first quarter of 1998 was $29,472 compared to an operating income of $46,505 for the same period in 1997. The decrease in operating income is relative to the decrease in sales for the first quarter of 1998.

         The other income and expenses consist of interest income on the investment of cash and interest expense.

         As of March 31, 1998, the Company had a deferred tax asset of $100,000, reflecting the benefit of approximately $1,189,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation. If the Company continues to be profitable, additional tax benefit will be recorded.

         Net income for the first quarter of 1998 was $50,399 compared to a net income of $46,047 for the first quarter of 1997. Management attributes this increase in profit to the Company's increase in margins and cost control efforts as discussed above.

         Basic and fully diluted earnings per share for the quarter ended March 31, 1998 were computed based on the weighted average number of shares outstanding, plus the shares that would be outstanding assuming exercise of options and warrants which are considered to be common stock equivalents, less the shares assumed to be acquired by the Company using the proceeds from the assumed exercise of options and warrants based on market prices. Basic and fully diluted shares considered outstanding were 3,285,143 and 4,252,163, respectively for the quarter ended March 31, 1998. Basic and fully diluted shares considered outstanding were 3,134,498 and 3,134,498, respectively for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities totaled $109,312 for the quarter ended March 31, 1998 compared to cash used for operating activities totaling $208,855 for the quarter ended March 31, 1997. The approximately $100,000 improvement in cash used in operations is due primarily to cash provided by decreases in inventories and accounts receivable offset by cash payments decreasing current liabilities.

         Net cash used in for investing activities totaled $48,239 for the first quarter of 1998 compared to cash provided from investing activities of $11,447 for the first quarter of 1997. The cash used in 1998 was for capital equipment purchases and the cash provided in 1997 was from the sale of computer equipment.

         Net cash used from financing activities for the first quarter of 1998 was $6,731 for the purchase of Company warrants from an individual.

         In March 1998 and as a subsequent event to the first quarter ending March 31, 1998 certain warrantholders have exercised a total of 594,691 warrants at an exercise price of $0.6875. The Company received a total of $408,850 in proceeds from the exercise of these warrants into the Company's common stock. Currently the Company has approximately 1.1 million warrants remaining that have expiration dates extending over the period of July 31, 1998 to January 15, 1999 with potential proceeds of approximately $750,000 (assuming the exercising of all outstanding warrants).

         The board of directors of the Company approved in March of 1997 a stock buy back of 100,000 shares. In March and April of 1998 the Company redeemed a total of 91,231 shares of the Company's common stock in private transactions and retired all 91,231 shares.

         Working capital and liquidity, which consists principally of cash, receivables and inventories, was $3,026,846 at March 31, 1998 and $3,019,056 at December 31, 1997. The ratio of current assets to current liabilities was 5:1 at March 31, 1998 and 4:1 at December 31, 1997. Inventories at March 31, 1998 were $1,064,506.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

         On April 6, 1998 the Company closed on an acquisition of assets and intellectual property rights of Video Dynamics, Inc, a Florida Corporation. Video Dynamics is located in Sunrise, Florida and will be operating as a division of the Company called VideoLabs' Healthcare Products Division. The founders of Video Dynamics are now both employees of the Company. The total purchase price consisted of a combination of Company stock and cash totaling $500,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601.

None

(b)  Reports on Form 8-K

None

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VIDEOLABS, INC.


Date:   May 11, 1998                By:  /s/ James Hansen
                                        -----------------
                                        James W. Hansen
                                        President,  CEO, Treasurer and Chairman