Form 10QSB
period 1998-06-30
VIDEOLABS INC
filed 1998-08-12
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998.

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         EXCHANGE ACT

             For the transition period from __________ to __________

                         Commission file number 0-23858

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of August 3, 1998: 4,246,233


Transitional Small Business Disclosure Format (check one): Yes___  No _X_

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VIDEOLABS, INC.

                         INTERIM CONDENSED BALANCE SHEET

                                                                                          JUNE 30,            DECEMBER 31,
                                                                                            1998                 1997
                                                                                          UNAUDITED             AUDITED
                                                                                         ----------           ----------
                                     ASSETS
Current assets
   Cash and cash equivalents..........................................................   $1,937,555           $1,746,928
   Certificate of deposit-restricted (Note 4).........................................      198,833              275,833
   Interest Receivable................................................................        2,448                9,228
   Accounts Receivable, less allowance for doubtful accounts of $33,416 on June 30,
     1998 and $35,000 on December 31, 1997............................................      761,116              626,320
   Inventories........................................................................    1,180,279            1,153,665
   Deferred income taxes..............................................................      125,000              100,000
   Prepaid expenses...................................................................       38,039               47,209
                                                                                         ----------           ----------
     Total Current assets.............................................................    4,243,270            3,959,183

Property and Equipment
   Office and computer equipment......................................................      430,154              367,874
   Machinery and equipment............................................................       97,340               97,340
   Tooling............................................................................      323,021              278,733
   Leasehold improvements.............................................................       45,016               45,016
                                                                                         ----------           ----------
   Total equipment....................................................................      895,531              788,963
       Less accumulated depreciation..................................................      547,643              468,556
                                                                                         ----------           ----------
       Net  property and equipment....................................................      347,888              320,407

Intangible Assets
   Patents............................................................................      200,000                    0
       Less accumulated amortization..................................................        6,374                    0
                                                                                         ----------           ----------
       Net patents....................................................................      193,626                    0

       Total assets...................................................................   $4,784,784           $4,279,590
                                                                                         ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable...................................................................     $387,806             $278,204
   Current maturities of long-term debt...............................................       12,484               22,605
   Note payable other.................................................................       10,000                    0
   Customer deposits and other liabilities............................................        6,269                9,080
   Accrued compensation...............................................................       38,781              264,221
   Purchase commitments, reserves and other...........................................      304,526              366,017
                                                                                         ----------           ----------
     Total current liabilities........................................................      759,866              940,127

Long-Term Debt, net of current maturities.............................................       36,134               36,134

Stock holders' Equity
   Common stock, $.01 par value; Authorized 20,000,000 shares issued and outstanding,
    3,920,221 shares at June 30, 1998 and  3,215,283 shares at December 31, 1997 .....       39,202               32,152
   Additional paid in capital.........................................................    6,114,172            5,553,553
   Accumulated deficit................................................................   (2,164,590)          (2,282,376)
                                                                                         ----------           ----------
     Total stockholders' equity.......................................................    3,988,784            3,303,329
                                                                                         ----------           ----------
       Total liabilities and stockholders' equity.....................................   $4,784,784           $4,279,590
                                                                                         ==========           ==========

                    INTERIM CONDENSED STATEMENT OF OPERATIONS

                                                           Three Months Ended                     Six  Months Ended
                                                     ------------------------------         ------------------------------
                                                                 June 30                               June 30
                                                     ------------------------------         ------------------------------
                                                        1998               1997                1998               1997
                                                     -----------        -----------         -----------        -----------
Sales..............................................  $ 1,906,266        $ 2,038,222         $ 3,115,109        $ 3,637,709
Cost of goods sold ................................    1,155,354          1,155,564           1,822,156          2,101,390
                                                     -----------        -----------         -----------        -----------
Gross profit ......................................      750,912            882,658           1,292,953          1,536,319
Selling, general and administrative expenses ......      728,753            675,167           1,241,321          1,282,324
                                                     -----------        -----------         -----------        -----------
Operating Income ..................................       22,159            207,491              51,632            253,995
Other income  (expense)
Interest, net .....................................       20,227             14,433              41,154             25,326
Loss on sale of assets ............................            0             (6,016)                  0            (17,366)
                                                     -----------        -----------         -----------        -----------
Total other income (expense) ......................       20,227              8,417              41,154              7,960
Income Tax Benefit ................................       25,000             25,000              25,000             25,000
                                                     -----------        -----------         -----------        -----------
Net Income.........................................  $    67,386        $   240,908         $   117,786        $   286,955
                                                     ===========        ===========         ===========        ===========

Basic earnings per common share ...................  $      0.02        $      0.08         $      0.03        $      0.09

Weighted average shares outstanding (Note 3) ......    3,920,221          3,135,192           3,920,221          3,135,192

Diluted earnings per common share .................  $      0.01        $      0.06         $      0.03        $      0.07

Diluted shares outstanding (Note 3) ...............    4,627,189          3,755,534           4,627,189          4,048,084



                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS


                                                              SIX MONTHS ENDED
                                                        -----------------------------
                                                                   JUNE 30
                                                        -----------------------------
                                                            1998              1997
                                                        -----------       -----------
Cash Flows From Operations:
      Net cash provided by (used for) operations        $  (157,929)      $   659,228

Cash Flows From Investing:
     Capital expenditures                                  (296,114)                0
     Proceeds from sale of assets                                 0           156,722
     Purchase/Sale of certificates of deposit, net           77,000           208,788
                                                        -----------       -----------
     Net cash from (used for)  investing                   (219,114)          365,510

Cash Flows From Financing:
     Net proceeds from sale of common stock                 567,670                 0
                                                        -----------       -----------

Net increase in cash and cash equivalents                   190,627         1,024,738

Cash and cash equivalents at beginning of period          1,746,928           434,048
                                                        -----------       -----------

Cash and cash equivalents at end of period              $ 1,937,555       $ 1,458,786
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

NOTE 3.  INCOME (LOSS) PER COMMON SHARE

         During the quarter ended March 30, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which established a new method for calculating earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method. All amounts presented have been restated to conform to the new presentation. The components of the earnings per share are as follows:

                                                            JUNE 30,
                                                      1998            1997
                                                    ---------      ---------
Weighted average common shares outstanding for
      Basic earnings per share                      3,920,221      3,135,192

Effect of dilutive securities:
      Stock Options and Warrants                      706,968        912,892
                                                    ---------      ---------

Shares used in diluted earnings per share           4,627,189      4,048,084
                                                    =========      =========

NOTE 4.  BANK LINE OF CREDIT

         As of April 10, 1998 the Company's line with its bank matured and has not been renewed. At June 30, 1998, restricted certificates of deposit serve as collateral for two irrevocable letters of credit.

NOTE 5.  INCOME TAXES

         During 1997 and the second quarter of 1998, the Company recorded a net deferred tax asset of $125,000, reflecting the benefit of approximately $1,189,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation.

NOTE 6.  NEWLY ISSUED ACCOUNTING STANDARDS

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and No. 129 "Disclosure of Information about Capital Structure" was approved for issuance. In June, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was approved for issuance and will be adopted in fiscal 1998. In July of 1997, Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" was approved for issuance. The Company will adopt these statements for the year ended December 31, 1997. The effect of these Statements has not been determined. However, the impact on the Company's financial position and results of operations is not expected to be material.

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

         The Company recognizes revenue when it is both realized and earned typically at the time of shipment. Net revenues for the quarter ended June 30, 1998 were $1,906,266 compared to $2,038,222 for the second quarter of 1997, a decrease of 6 percent. Net revenues for the 6 months ending June 30, 1998 were $3,115,109 compared to $3,637,709 for the same period of 1997, a decrease of 14 percent. This decrease is attributed to the decrease of sales into the computer markets and a decline in sales to foreign markets.

         The Company is focused on professional markets including education, audio-visual, security and medical markets, while de-emphasizing sales to highly competitive retail markets where the Company had experienced declines and low margins. The Company's core business is operating in a profitable mode as new products have allowed the Company to maintain market share in the presentation market. The Company has decided to return to the computer market with a new digital product in the fourth quarter of 1998. The Company is cautiously entering the computer market on a limited basis due to a new low cost design necessary to be competitive in the digital computer market.

         During the second quarter ending June 30, 1998, sales in North and South America, Europe and Asia/Pacific were respectively 80%, 19% and 1% compared to respectively 63%, 27% and 10% for the same quarter ending June 30, 1997. During the first 6 months of 1998 sales in North and South America, Europe and Asia/Pacific were respectively 74%, 24% and 2% compared to respectively 62%, 30% and 8% for the same period ending June 30, 1997. The decrease in European sales is attributable to the increase in competition in the European market. The decrease in the Asia/Pacific market are attributable to the depressed Asian economy and the Company's decision to pull sales and marketing efforts out of the Asia/Pacific market until the economy was more stable.

         The Company is actively working on acquisitions and new products that could return the Company to its former growth profile. On April 6, 1998 the Company closed on an acquisition of assets and certain intellectual property rights of Video Dynamics, Inc, a Florida Corporation. Video Dynamics is located in Sunrise, Florida and will be operating as a division of the Company called VideoLabs' Healthcare Products Division. The founders of Video Dynamics are now both employees of the Company and have been leading designers of video capture solutions for medical professionals, healthcare institutions and other manufacturers for a combined total of over 50 years. The Company originally anticipated that the total revenues of this division would be approximately 20 percent of the total combined revenues of the companies in 1998. Subsequently, the Company estimates that the total revenues for the Healthcare Products Division will be less than 20 percent. Total revenues for the Healthcare Products Division for the quarter ending June 30, 1998 were $160,653 or 8 percent of total sales for the Company.

         Gross profits of the Company are determined by deducting from net revenues all materials, labor, packaging, manuals and related overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Royalty costs and commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross profit on sales during the second quarter of 1998 was $750,912 or 39 percent as compared to $882,658 or 43 percent for the second quarter of 1997. This decrease in gross margin as a percentage of revenues is mainly attributable to the product mix that the Company sold. The Company's gross profit on sales during the 6 month period ending June 30, 1998 were $1,292,953 or 42 percent as compared to $1,536,319 or 42 percent for the same period in 1997. The Company has a goal to maintain gross margins in the 40 percent range, but there is no assurance that it will be able to do so.

         Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses increased from $675,167 in the second quarter of 1997 to $728,753 in the second quarter of 1998. This increase is attributable to the increase in selling, general and administrative expenses from the Healthcare Products Division purchased on April 6, 1998. For the first 6 months of 1998 the Company's selling, general and administrative expenses were $1,241,321 compared to $1,282,324 for the same period for 1997. The Company continues to make progress towards its efforts in cost control. However, the Company is actively developing new products that will result in an increase in research and development expenses and sales and marketing expenses to initiate new product launches.

         Operating income for the second quarter of 1998 was $22,159 compared to an operating income of $207,491 for the same period in 1997. The operating income for the first 6 months of 1998 was $51,632 compared to operating income of $253,995 for the same period for 1997. The decrease in operating income is relative to the decrease in sales for the first 6 months of 1998 and the decrease in gross margins for the second quarter of 1998 and increase expenses related to promotions, acquisitions and new product development.

         The other income and expenses consist of interest income on the investment of cash and interest expense.

         As of June 30, 1998, the Company had a deferred tax asset of $125,000, reflecting the benefit of approximately $1,189,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation. If the Company continues to be profitable, additional tax benefit will be recorded.

         Net income for the second quarter of 1998 was $67,386 compared to a net income of $240,908 for the second quarter of 1997. Management attributes this decrease in earnings to the Company's decrease in total revenues for the second quarter of 1998, the decrease in gross profit and the marketing investments as discussed above. Net income for the first 6 months of 1998 was $117,786 compared to $286,955 for the same period for 1997.

         Basic and fully diluted earnings per share for the quarter ended June 30, 1998 were computed based on the weighted average number of shares outstanding, plus the shares that would be outstanding assuming exercise of options and warrants which are considered to be common stock equivalents, less the shares assumed to be acquired by the Company using the proceeds from the assumed exercise of options and warrants based on market prices. Basic and fully diluted shares considered outstanding were 3,920,221 and 4,627,189, respectively for the quarter ended June 30, 1998. Basic and fully diluted shares considered outstanding were 3,135,192 and 3,755,534, respectively for the quarter ended June 30, 1997. Basic and fully diluted shares considered outstanding were 3,920,221 and 4,627,189, respectively for the six month period ended June 30, 1998. Basic and fully diluted shares considered outstanding were 3,135,192 and 4,048,084, respectively for the six month period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities totaled $157,929 for the 6 months ended June 30, 1998 compared to net cash provided by operating activities totaling $659,228 for the 6 months ended June 30, 1997. The decrease is due primarily to cash provided by decreases in inventories and accounts receivable in the first 6 months of 1997.

         Net cash used for investing activities totaled $219,114 for the 6 month period ending June 30, 1998 compared to cash provided from investing activities of $365,510 for the 6 month period ending June 30, 1997. The cash used in 1998 was for capital equipment purchases and the cash provided in 1997 was from the sale of computer equipment.

         Net cash provided from financing activities for the 6 month period ending June 30, 1998 was $567,670 from the exercising of outstanding warrants.

         Prior to the Company's Initial Public Offering, the Company sold units in private placement transactions consisting of one share of common stock and one warrant to purchase one share of common stock. The warrants that were purchased had expiration dates ranging from July 27, 1997 to January 15, 1999. In the 6 month period ending June 30, 1998 and as a subsequent event to the 6 month period certain warrantholders have exercised a total of 955,703 warrants at an exercise price of $0.6875. The Company has received a total of $657,046 in proceeds from the exercise of these warrants into the Company's common stock. Currently the Company has approximately 650,000 warrants remaining that have expiration dates extending over the period of August 23, 1998 to January 15, 1999 with potential proceeds of approximately $450,000 (assuming the exercising of all outstanding warrants).

         The board of directors of the Company approved in March of 1997 a stock buy back of 100,000 shares and in May of 1998 a stock buy back of another 100,000 shares. In March and April of 1998 the Company redeemed a total of 91,231 shares of the Company's common stock in private transactions and retired all 91,231 shares. In July of 1998 the Company redeemed a total of 35,000 shares of the Company's common stock in a private transaction and retired all 35,000 shares.

         Working capital, which consists principally of cash, receivables and inventories, was $3,483,404 at June 30, 1998 and $3,019,056 at December 31, 1997. The ratio of current assets to current liabilities was 6:1 at June 30, 1998 and 4:1 at December 31, 1997. Inventories at June 30, 1998 were $1,180,279. The Company continues to monitor and control inventory levels. However, with the development and introduction of new products in the 4th quarter of 1998, the Company's inventory level is anticipated to increase. The Company believes its liquidity to be adequate for the next 12 months and intends to use the proceeds from the exercise of warrants as working capital.


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

                                    VIDEOLABS, INC.


Date:   August 10, 1998             By:  /s/  James Hansen
                                         James W. Hansen
                                         President, CEO, Treasurer and Chairman