Form 10QSB
period 1998-09-30
VIDEOLABS INC
filed 1998-11-13
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998.

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 1998: 4,352,124


Transitional Small Business Disclosure Format (check one):   Yes [ ]    No [X]

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VIDEOLABS, INC.

                         INTERIM CONDENSED BALANCE SHEET


                                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                                              1998            1997
                                                                                            UNAUDITED       AUDITED
                                                                                            ---------       -------
                                     ASSETS
Current assets
   Cash and cash equivalents ...........................................................   $ 2,213,396    $ 1,746,928
   Certificate of deposit-restricted (Note 4) ..........................................       181,333        275,833
   Interest Receivable .................................................................         2,871          9,228
   Accounts Receivable, less allowance for doubtful accounts of $25,901 on September 30,
     1998 and $35,000 on December 31, 1997 .............................................       576,983        626,320
   Inventories .........................................................................     1,144,697      1,153,665
   Deferred income taxes ...............................................................       125,000        100,000
   Prepaid expenses ....................................................................        49,890         47,209
                                                                                           -----------    -----------
     Total Current assets ..............................................................     4,294,170      3,959,183

Property and Equipment
   Office and computer equipment .......................................................       437,770        367,874
   Machinery and equipment .............................................................        97,340         97,340
   Tooling .............................................................................       406,406        278,733
   Leasehold improvements ..............................................................        45,016         45,016
                                                                                           -----------    -----------
   Total equipment .....................................................................       986,532        788,963
       Less accumulated depreciation ...................................................       588,989        468,556
                                                                                           -----------    -----------
       Net  property and equipment .....................................................       397,543        320,407

Intangible Assets
   Patents .............................................................................       200,000              0
       Less accumulated amortization ...................................................        13,517              0
                                                                                           -----------    -----------
       Net patents .....................................................................       186,483              0

       Total assets ....................................................................   $ 4,878,196    $ 4,279,590
                                                                                           ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ....................................................................   $   410,898    $   278,204
   Current maturities of long-term debt ................................................         7,009         22,605
   Note payable other ..................................................................        10,000              0
   Customer deposits and other liabilities .............................................        10,068          9,080
   Accrued compensation ................................................................        19,867        264,221
   Purchase commitments, reserves and other ............................................       235,677        366,017
                                                                                           -----------    -----------
     Total current liabilities .........................................................       693,519        940,127

Long-Term Debt, net of current maturities ..............................................        36,134         36,134

Stock holders' Equity
   Common stock, $.01 par value; Authorized  20,000,000 shares issued and outstanding,
    4,352,124 shares at September  30, 1998 and  3,215,283 shares at December 31, 1997 .        43,521         32,152
   Additional paid in capital ..........................................................     6,380,522      5,553,553
   Accumulated deficit .................................................................    (2,275,500)    (2,282,376)
                                                                                           -----------    -----------
     Total stockholders' equity ........................................................     4,148,543      3,303,329
                                                                                           -----------    -----------
       Total liabilities and stockholders' equity ......................................   $ 4,878,196    $ 4,279,590
                                                                                           ===========    ===========

                    INTERIM CONDENSED STATEMENT OF OPERATIONS


                                                           Three Months Ended           Nine Months Ended
                                                           ------------------           -----------------

                                                              September  30                September 30
                                                              -------------                ------------
                                                         1998            1997           1998           1997
                                                         ----            -----          ----           ----

Sales..............................................   $ 1,475,348    $ 1,770,482    $ 4,590,458    $ 5,408,191
Cost of goods sold ................................       924,328      1,036,514      2,746,485      3,137,903
                                                      -----------    -----------    -----------    -----------
Gross profit ......................................       551,020        733,968      1,843,973      2,270,288
Selling, general and administrative expenses ......       685,250        502,289      1,926,571      1,784,613
                                                      -----------    -----------    -----------    -----------
Operating Income (loss) ...........................      (134,230)       231,679        (82,598)       485,675
Other income (expense)
Interest, net .....................................        23,321         22,463         64,474         47,789
Loss on sale of assets ............................             0         (3,454)             0        (20,820)
                                                      -----------    -----------    -----------    -----------
Total other income (expense) ......................        23,321         19,009         64,474         26,969
Income Tax Benefit ................................             0         35,000         25,000         60,000
                                                      -----------    -----------    -----------    -----------
Net Income (loss)..................................   $  (110,909)   $   285,688    $     6,876    $   572,644
                                                      ===========    ===========    ===========    ===========

Basic earnings per common share ...................   $     (0.03)   $      0.09    $      0.00    $      0.18

Weighted average shares outstanding (Note 3) ......     4,352,124      3,245,283      4,352,124      3,245,283

Diluted earnings per common share .................   $     (0.03)   $      0.08    $      0.00    $      0.13

Diluted shares outstanding (Note 3) ...............     4,401,670      3,772,867      4,401,670      4,504,907



                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS



                                                           NINE MONTHS ENDED
                                                           -----------------
                                                             SEPTEMBER  30
                                                             -------------
                                                          1998          1997
                                                          ----          ----
Cash Flows From Operations:
      Net cash provided by (used for) operations     $   (79,255)   $   388,011

Cash Flows From Investing:
     Capital expenditures                               (387,116)       (52,319)
     Proceeds from sale of assets                              0              0
     Purchase/Sale of certificates of deposit, net        94,500         11,667
                                                     -----------    -----------
     Net cash from (used for) investing                 (292,616)       (40,652)

Cash Flows From Financing:
     Issuance of common stock and warrants               964,570         75,688
     Repurchase of common stock                         (126,231)       (35,625)
                                                     -----------    -----------
     Net cash from (used for) financing                  838,339         40,063

Net increase in cash and cash equivalents                466,468        387,422

Cash and cash equivalents at beginning of period       1,746,928      1,458,786
                                                     -----------    -----------

Cash and cash equivalents at end of period           $ 2,213,396    $ 1,846,208
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
SEPTEMBER 30, 1998 1997 ---- ----

                                                        SEPTEMBER 30,
                                                   1998               1997
                                                   ----               ----
Weighted average common shares outstanding for
   Basic earnings per share                      4,352,124          3,245,283

Effect of dilutive securities:
   Stock Options and Warrants                       49,546          1,259,624
                                                 ---------          ---------

Shares used in diluted earnings per share        4,451,216          4,504,907
                                                 =========          =========

NOTE 4.  BANK LINE OF CREDIT

         As of April 10, 1998 the Company's line with its bank matured and has not been renewed. At September 30, 1998, restricted certificates of deposit serve as collateral for two irrevocable letters of credit.

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

         The Company recognizes revenue when it is both realized and earned typically at the time of shipment. Net revenues for the quarter ended September 30, 1998 were $1,475,348 compared to $1,770,482 for the third quarter of 1997, a decrease of 17 percent. Net revenues for the nine months ending September 30, 1998 were $4,590,458 compared to $5,408,191 for the same period of 1997, a decrease of 15 percent. This decrease is attributed to the decrease of sales into the computer markets and a decline in sales to foreign markets.

         During the third quarter ending September 30, 1998, sales in North and South America, Europe and Asia/Pacific were respectively 77%, 22% and 1% compared to respectively 71%, 26% and 3% for the same quarter ending September 30, 1997. During the first nine months of 1998 sales in North and South America, Europe and Asia/Pacific were respectively 75%, 23% and 2% compared to respectively 65%, 28% and 7% for the same period ending September 30, 1997. The decrease in European sales is attributable to the increase in competition in the European market. The decrease in the Asia/Pacific market is attributable to the depressed Asian economy and the Company's decision to pull sales and marketing efforts out of the Asia/Pacific market until the economy is more stable.

         The Company has been focused on professional markets including education, audio-visual, security and medical markets, while de-emphasizing sales to highly competitive retail computer markets where the Company had experienced sales declines and low margins. The Company has decided to refocus and return to the computer market with a new digital product in the fourth quarter of 1998 called FlexCam Digital. The FlexCam Digital will retail for $195. The Company is cautiously entering back into the computer market on a limited basis due to a new low cost design necessary to be competitive in the digital computer market. The Company has also introduced a new Web site located at www.flexcam.com. The Company's Digital Mall Web site offers a unique video-based product line and ease of purchase, setting it apart from the other digital camera online commerce sites. The Digital Mall Web site features products offered by various manufacturers such as Canon, Kodak, Fuji and Epson. The Company will sell its own proprietary FlexCam Digital and plan on expanding its proprietary digital camera line in the future.

         The Company has also introduced a new product for the audio-visual/presentation market called the ProfCam. The ProfCam is an integrated presentation system that features a sleek, ergonomic gooseneck, remote or keypad controlling, detachable light panel, LCD screen and Microsoft Windows compatibility. The ProfCam will retail for $3,995. First shipments of the ProfCam are scheduled for the fourth quarter of 1998.

         The Company is actively working to return the Company to its former growth profile. On April 6, 1998 the Company closed on an acquisition of assets and certain intellectual property rights of Video Dynamics, Inc, a Florida Corporation. Video Dynamics is located in Sunrise, Florida and will be operating as a division of the Company called VideoLabs' Healthcare Products Division. The founders of Video Dynamics are now both employees of the Company and have been leading designers of video capture solutions for medical professionals, healthcare institutions and other manufacturers for a combined total of over 50 years. The Company originally anticipated that the total revenues of this division would be approximately 20 percent of the total combined revenues of the companies in 1998. Subsequently, the Company estimates that the total revenues for the Healthcare Products Division will be less than 20 percent. Total revenues for the Healthcare Products Division for the quarter ending September 30, 1998 were $154,754 or 11 percent of total quarterly sales for the Company. Total revenues for the nine month period ending September 30, 1998 were $315,406 or 7 percent of total sales for the Company.

         Gross profits of the Company are determined by deducting from net revenues all materials, labor, packaging, manuals and related overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Royalty costs and commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross profit on sales during the third quarter of 1998 was $551,020 or 37 percent as compared to $733,968 or 42 percent for the third quarter of 1997. This decrease in gross margin as a percentage of revenues is mainly attributable to the product mix that the Company sold including sales to an OEM account with lower gross margins. The Company's gross profit on sales during the nine month period ending September 30, 1998 were $1,843,973 or 40 percent as compared to $2,270,288 or 42 percent for the same period in 1997. The Company has a goal to maintain gross margins in the 40 percent range, but there is no assurance that it will be able to do so.

         Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses increased from $502,289 in the third quarter of 1997 to $685,250 in the third quarter of 1998. This increase is attributable to the increase in selling, general and administrative expenses from the Healthcare Products Division purchased on April 6, 1998 and an increased effort in sales and marketing and research and development of the new products that were mentioned above. For the first nine months of 1998 the Company's selling, general and administrative expenses were $1,926,571 compared to $1,784,613 for the same period for 1997. The Company continues to make progress towards its efforts in cost control. However, the Company is actively developing new products that will result in an increase in research and development expenses and sales and marketing expenses to initiate new product launches.

         Operating loss for the third quarter of 1998 was $134,230 compared to operating income of $231,679 for the same period in 1997. The operating loss for the first nine months of 1998 was $82,598 compared to operating income of $485,675 for the same period for 1997. The decrease in operating income is relative to the decrease in sales for the first nine months of 1998, the decrease in gross margins for the third quarter of 1998 and increased expenses related to promotions, acquisitions and new product development.

         The other income and expenses consist of interest income on the investment of cash and interest expense.

         As of September 30, 1998, the Company had a deferred tax asset of $125,000, reflecting the benefit of approximately $1,189,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation. If the Company continues to be profitable, additional tax benefit may be recorded.

         Net loss for the third quarter of 1998 was $110,909 compared to a net income of $285,688 for the third quarter of 1997. Management attributes this decrease in earnings to the Company's decrease in total revenues for the third quarter of 1998, the decrease in gross profit and the marketing investments as discussed above. Net income for the first nine months of 1998 was $6,876 compared to $572,644 for the same period for 1997.

         Basic and fully diluted earnings per share for the quarter ended September 30, 1998 were computed based on the weighted average number of shares outstanding, plus the shares that would be outstanding assuming exercise of options and warrants which are considered to be common stock equivalents, less the shares assumed to be acquired by the Company using the proceeds from the assumed exercise of options and warrants based on market prices. Basic and fully diluted shares considered outstanding were 4,352,124 and 4,401,670, respectively for the quarter ended September 30, 1998. Basic and fully diluted shares considered outstanding were 3,245,283 and 3,772,867, respectively for the quarter ended September 30, 1997. Basic and fully diluted shares considered outstanding were 4,352,124 and 4,401,670, respectively for the nine month period ended September 30, 1998. Basic and fully diluted shares considered outstanding were 3,245,283 and 4,504,907, respectively for the nine month period ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities totaled $79,255 for the nine months ended September 30, 1998 compared to net cash provided by operating activities totaling $388,011 for the nine months ended September 30, 1997. The decrease is due primarily to cash provided by decreases in inventories and accounts receivable in the first nine months of 1997.

         Net cash used for investing activities totaled $292,616 for the nine month period ending September 30, 1998 compared to cash used from investing activities of $40,652 for the nine month period ending September 30, 1997. The cash used for investing in 1998 and 1997 was for capital equipment.

         Net cash provided from financing activities for the nine month period ending September 30, 1998 was $838,339 from the exercising of outstanding warrants less the repurchase of the Company's common stock.

         Prior to the Company's Initial Public Offering, the Company sold units in private placement transactions consisting of one share of common stock and one warrant to purchase one share of common stock. The warrants that were purchased had expiration dates ranging from July 27, 1997 to January 15, 1999. In the nine month period ending June 30, 1998 and as a subsequent event to the nine month period certain warrantholders have exercised a total of 1,066,449 warrants at an exercise price of $0.6875. The Company has received a total of $733,184 in proceeds from the exercise of these warrants into the Company's common stock. Currently the Company has approximately 390,000 warrants remaining that have expiration dates extending over the period of November 17, 1998 to January 15, 1999 with potential proceeds of approximately $268,000 (assuming the exercising of all outstanding warrants).

         The board of directors of the Company approved in March of 1997 a stock buy back of 100,000 shares and in May of 1998 a stock buy back of another 100,000 shares. In March and April of 1998 the Company redeemed a total of 91,231 shares of the Company's common stock in private transactions and retired all 91,231 shares. In July of 1998 the Company redeemed a total of 35,000 shares of the Company's common stock in a private transaction and retired all 35,000 shares. In November 1998, as a subsequent event the Company's Board of Directors approved a third stock buy back of up to 1,000,000 shares of the Company's common stock.

         Working capital, which consists principally of cash, receivables and inventories, was $3,600,651 at September 30, 1998 and $3,019,056 at December 31, 1997. The ratio of current assets to current liabilities was 6:1 at June 30, 1998 and 4:1 at December 31, 1997. Inventories at September 30, 1998 were $1,144,697. The Company continues to monitor and control inventory levels. However, with the development and introduction of new products in the fourth quarter of 1998, the Company's inventory level is anticipated to increase. The Company believes its liquidity to be adequate for the next 12 months and intends to use the proceeds from the exercise of warrants as working capital.

YEAR 2000 ISSUES
----------------

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

                                      VIDEOLABS, INC.

Date:   November  13, 1998            By: /s/  James Hansen
      ---------------------               -----------------
                                          James W. Hansen
                                          President, CEO, Treasurer and Chairman