Form 10KSB40
period 1998-12-31
VIDEOLABS INC
filed 1999-03-31
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-23858
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

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                Name of each exchange
             Title of each class                 on which registered
             -------------------                ---------------------
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

     State Issuer's revenues for most recent Fiscal Year.   $6,162,986

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer, based upon the closing bid price of the Common Stock on February 28, 1999 as reported on the NASDAQ Small Cap Market, was approximately $2,697,826. Shares of the voting and non-voting common equity held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 28, 1999, Registrant had outstanding 4,505,562 shares of Common Stock.

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

     The Company was originally incorporated to design and develop a hardware and software videoconferencing system. Shortly after formation, the Company sold its software development project due to capital constraints and concentrated on the design, manufacture and sales of desktop cameras for the integration into systems for computer video applications, video teleconferencing and computer based audio-visual presentations.

     The Company completed several rounds of private financing during 1992 and 1993 and completed its IPO on May 10, 1994 at a price of $3.50 per share, raising approximately $5 million in an underwriting transaction led by R.J. Steichen and Company.

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

     In November 1996, the Company brought in a new President and Chief Executive. The Company's marketing and development efforts were redirected away from the retail computer market and developed a new strategy to develop or acquire image capture solutions for specific niche markets in education, videoconferencing, audio visual, identification and medical applications where it already has distribution resources and can provide value-added solutions.

     1997 was a transition year for the Company. The Company recorded its first four profitable quarters of operations, restored its reputation for quality products and introduced the TeachCam with IllumaBase, a unique camera for science teaching applications.

     On April 6, 1998, the Company acquired substantially all of the operating assets of Video Dynamics, Inc. a Florida corporation. In connection with such purchase, the Company also assumed substantially all of Video Dynamics' operating liabilities as of the date of closing. The purchase price for the acquisition consisted of $200,000 in cash and 201,478 shares of common stock of the Company ($300,000 at a per share value of $1.49, the average of the closing price of the Common Stock over the 20 trading days preceding closing). In addition to the foregoing, the Company issued a promissory note in the amount of $10,000, payable without interest on or before September 30, 1998. The Company funded from cash on hand the cash purchase price at closing. The Company acquired all of Video Dynamics assets, which included four patents relating to medical instrument camera technology and approximately $300,000 in net tangible assets. These patents were granted in 1990, 1993, 1995 and 1998 and have fourteen to seventeen year terms. The Company operates this division under the VideoLabs' Healthcare Division.

     The Company believes that there are opportunities for growth in the application of the core technologies of the Company in several market segments. The potential for increases in use of image capture devices in videoconferencing, audio visual, education and computer markets is increasing as computer processing power, speed and cost factors have all improved as has higher capacity transmission utilities availability. The Company has also observed emerging applications in the use of video image capture solutions in identification, medical and other market segments that are primarily due to new, flexible, lower cost digital applications that allow for unique solutions targeted at potential niche markets.

     During the third quarter of 1998, the Company consciously adopted an aggressive strategy to expand its sales force, increase research and development expenditures beyond traditional levels and test several advertising media to expand sales. The result was a small increase in sales in the fourth quarter, primarily due to the introduction of the first of the new products from this effort with significant one time increases in cost.

     The Company's short term strategy is to develop or acquire image capture solutions for specific niche markets in education, audio visual, identification and medical applications where it already has distribution resources and can provide value-added solutions.

THE COMPANY STRATEGY

     The Company's business strategy is to utilize its core competencies in analog and digital image capture development and distribution in its core markets to provide solutions for individual and organizational customers and to earn an acceptable return on equity for the Company's shareholders.

FOCUS ON PROFITABLE GROWTH

     The Company is focused on internal growth in profitable niches in professional image capture solutions for audio visual, education, videoconferencing, identification and medical markets where it currently has distribution system capabilities. The Company intends to become a multiple product supplier in these markets through internal product development and through product acquisitions. The Company also began an Original Equipment Manufacturer (OEM) strategy using its core competencies in 1998. One major customer, Minnesota, Mining and Manufacturing (3M Company), was signed during the calendar year. During 1999, the Company will seek to extend that relationship and develop others that leverage the existing skills and technologies.

         The Company has instituted an ISO 9001 quality program and is working with its suppliers to reduce cost of goods sold and inventory levels while improving quality and customer response times.

     Furthermore, the Company is working on partnerships with its suppliers and distributors to reduce cost of goods sold and selling expenses while shortening cycle times and putting the Company closer to our customers in the selling channel.

PRINCIPAL PRODUCTS, SERVICES AND THEIR MARKETS

THE COMPANY'S CURRENT PRODUCTS

     The Company has six major areas of focus for 1999. (1) Videoconferencing
(2) Education and Videomicroscopy (3) Audio Visual and Presentations (3) Photo Identification (4) Medical (5) PC/Internet (6) OEM Customers. We continue to evaluate various niche markets for the current products and new product development.

         THE VIDEOCONFERENCING CHANNEL'S PRODUCT LINE:
         o   ProfCam(TM)
         o   DocCam
         o   PLANETVIEW(TM) Package

     The Company released the ProfCam in November 1998 for shipment. The camera is the Company's first step into the Professional Videoconferencing market. The ProfCam offers the customer a high resolution camera with a built in LCD screen for preview, which is the only one on the market, remote control, power zoom, auto focus, built in top lighting, removable light panel, RS232 interface, carrying case and control software.

     The DocCam is the price competitive camera with less features than the ProfCam. It offers basic document and object capture for video collaboration during a videoconferencing call. The DocCam's sharp 6mm lens allows the users to focus on a full page document of focus close up for detail work.

     The Company's Planetview is a product bundle, which includes the ScholasticCam, Stinger Pro PC card (optional) and Enhanced CU-SeeMe software by Whitepine Software. Planetview offers a complete package for high end Internet Protocol Videoconferencing. The quality of the package is higher than most offered on the market and therefore also has a higher price tag. Planetview allows users to videoconference over the Internet at a frame rate of 2-5 frames per second and over a local area network environment at roughly 10-12 frames per second.

     It is the Company's intention to continue to invest in and release at least three new products for the fast growing market.

         THE EDUCATION AND VIDEOMICROSCOPY PRODUCT LINE,
         ALSO REFERRED TO AS THE "DIDACTA SERIES":
         o   TeachCam w/ IllumaBase(TM)
         o   StudentCam(TM)
         o   ScholasticCam(TM)

     The TeachCam is the Company's leading product for science teachers. The package offers a 27" gooseneck for use with tri-nocular microscopes, three microscope adapters, and extension cables for the instructors to move the camera around the classroom. The IllumaBase(TM) feature is a built in light source in the base of the camera. It acts as a self contained petri dish, which allows the teachers to view pond water, minerals, insects and other small objects. No other competitor has this feature. The TeachCam also ships in a custom made Nordic Pine box for storage.

     The StudentCam is the Company's price competing product for the science classrooms. The StudentCam offers the same microscope compatibility as the TeachCam without the IllumaBase or Nordic Pine box. This camera was the first in the market and since its inception, variations have been introduced by competing companies such as Ken-A-Vision in the United States and Euromex and MADD in Europe.

     The ScholasticCam is the Company's product that competes with traditional overhead projectors in the classroom. For roughly the same price, educators can use the ScholasticCam along with traditional TV monitors to view full color images and texts in books, 3D objects and transparencies and videotape experiments. A transparency is the only thing a teacher can view when using a traditional overhead projector. The ScholasticCam is carving out a "new" way to present in the classroom versus the "old" traditional way, with an overhead projector.

     The Company intends to release two new products for this market during 1999 along with several continuing engineering enhancements to existing products.

         THE AUDIO VISUAL AND PRESENTATION PRODUCT LINES:
         o   ProfCam(TM)
         o   DocCam

     The ProfCam is not only being sold in videoconferencing applications, but also as a presentation tool. Presenters typically will use the ProfCam in conjunction with a multimedia video projector. This allows the presenter, whether in a lecture hall or corporate board room to present objects, paper charts, graphs and any other three dimension object to their audience. With the built in preview screen, the presenter can always be positioned viewing the audience instead of turning their back to their audience to see if their image is positioned correctly. The ProfCam has many built in features such as power zoom, auto focus and software controls, which allows the presenter a seamless interface for their presentations.

     The DocCam is the Company's manual focus and zoom camera for the price conscious presenters. With its compact design and weight of only five pounds it is an ideal presentation tool for the traveling presenter. The DocCam's low price makes it an affordable add-on to the multimedia video projectors and allows the users to show objects to their audience that they normally would not be able to present.

     The Company intends to release one new product for this market during 1999.

         THE PHOTO IDENTIFICATION PRODUCT LINE:
         o   IDCam(TM)
         o   Stinger Pro(TM) Capture Card

     The IDCam is designed for taking a head to shoulder picture for an identification application. Customers can just point and click the camera for issuing ID cards for Immigration Control, Health Clubs, Memberships, Corporate Security and University Cards. The IDCam includes a 2-button iris control system, which allows the user to adjust the brightness for virtually any lighting condition.

     The Stinger Pro is a video capture card that converts an analog video signal to digital for the computer to read and process the information. The Stinger Pro Capture Card is a PCI card that is compatible with Windows 3.1, Windows 3.11, Windows 95 and Windows NT 4. The card has many controls to capture the best image quality such as hue, contrast, brightness, and is compatible with either NTSC or PAL cameras.

         THE MEDICAL PRODUCT LINE:
         o   MedCam
         o   MedCam Pro Plus (non-soakable)
         o   Medical products from various third party manufacturers

     The MedCam is an economic, color, single chip CCD imaging product that yields 270k pixel resolution. It has a c-mount lens and comes with a variety of adapters for microscopes. Standard cable length is 8' and also has a 20' long extension cable for remoting images to a monitor or recording device. The camera has an electronic iris and a 1 lux sensitivity.

     The MedCam Pro Plus (non soakable) is a combination single chip, 1/2 inch CCD video system for surgical applications. The camera is integrated to a "one-button" on/off halogen fiber optic light source and includes the necessary fiber optic cables. The light source includes an S-VHS or a composite video output. The Pro Plus also includes the Company's proprietary "universal" endocoupler that is designed to accept nearly all of the surgical endoscopes on the market. Production prototypes are currently in testing with several potential OEM customers.

     In addition to the proprietary products, the medical product line also is made up of various products from third party manufacturers such as Sony, Toshiba and Panasonic. These products consist of soakable and non-soakable cameras, video monitors, printers and VCRs. This non-proprietary line of products are sold via the Company's Internet Web site.

         THE PC/INTERNET PRODUCT LINE IS:
         o   PLANETVIEW(TM) Package
         o   Various digital and analog cameras from third party manufacturers

     The Company's videoconferencing solution, PLANETVIEW, is an affordable package for corporate and educational networks or home use. PLANETVIEW includes the ScholasticCam, Enhanced CU-SeeMe videoconferencing software and the StingerPro Capture Card (optional). The product is available for both Mac and PC platforms.

     The Company's new Digital Mall online store features the best in digital still, digital video, security and sports and leisure products. The site offers a variety of both proprietary and third party offerings from such manufacturers including Agfa, Canon, Kodak, Sony and Olympus. The Company's Digital Mall Internet site is located at www.flexcam.com.

     The Company has announced that it intends to ship both a parallel and USB version of the original "FlexCam" in 1999.

         ORIGINAL EQUIPMENT MANUFACTURER (OEM) CUSTOMERS
         o   3M's Document Camera

     The Company has entered into a co-development private label relationship with 3M Company. In partnership, the Company and 3M Company have designed a document camera for use with their multimedia video projectors. 3M Company placed an annual purchase commitment in September 1998. Because of a positive market acceptance, 3M Company has taken receipt of the entire annual commitment within the first 5 months and has placed their second annual commitment for the upcoming year.

THE COMPANY'S PROPOSED PRODUCTS

     The Company's engineering team is committed to the development of a minimum of three new products for 1999. The commitment is part of the Company's eighteen month engineering plan.

DOCCAM PRO

     The DocCam Pro is a product that is specifically designed for the Professional Videoconferencing market and will also be sold in the Audio Visual Presentation channel and as an OEM product. This is a feature rich product with features such as remote control, power zoom, auto focus, scan conversion and manual camera settings. The scan conversion will enable the videoconference call to be viewed on a large screen monitor. Today most of the systems are sold with a scan converter for an additional $400-$2,000 dollars. The target price of the DocCam Pro is roughly 25% of a professional videoconferencing system.

FLEXCAM DIGITAL & FLEXCAM USB

     The FlexCam Digital & FlexCam USB are scheduled to ship in the second quarter of 1999. The Company has delayed the scheduled release of this product due to FCC and CE compliance issues. The FlexCam represents the next generation of high-quality, easy-to-use desktop video products. With this camera, the user can capture full color images directly to your desktop with full digital quality. This product will be sold through the Internet and the Company's reseller dealer base. The $199 price point of this product enables the Company to return to the computer market that it had abandoned over two years ago with a product for the low end videoconferencing enthusiast.

VIDEO BAK-PAK

     The Video BaK-PaK is a battery powered wireless product that is designed to be used with the Didacta series of cameras in the classroom. The Video Bak-PaK is designed to attach to the base of the cameras and a module that will reside at the monitor, computer, multimedia video projector or any analog device. The two devices utilize radio frequency technology to transmit and receive both an audio and video signal. This will eliminate cables throughout the classroom.

MICROSCOPECAM

     The MicroscopeCam is a 1/2" HAD technology CCD camera designed for professional microscopy markets and higher education applications. This product will be available in the MedCam or MicroscopeCam form factor depending on customer requirements.

ORIGINAL EQUIPMENT MANUFACTURER (OEM) PRODUCTS

     The Company will continue its current relationship with 3M Company and will work on future projects in the same division as well as other divisions within 3M Company. The Company will also pursue other companies to manufacture products to meet or exceed their specifications.

MARKETING AND DISTRIBUTION

     The Company currently sells through its Business Partners, Resellers, OEM's and Internet. All of these distribution levels are maintained and sold with a combination of factory and independent sales and marketing employees.

     The Company works with its Business Partners and OEM's to provide an annual commitment in sales. This is an ongoing initiative for the Company that provides a predictive forecast for the Company's purchasing and manufacturing. All of the Company's Business Partner's and OEM's are required to sign contracts and are considered partners versus traditional distributors, due to the change from transactional relationships to a long term commitment.

     The Company's Resellers consist of Value Added Resellers, Mail Order Supplies, System Integrators and Resellers of products. Our current Reseller base is over 600 customers, which buy and resell our family of products direct to the customer. This channel is supported through training, product demonstrations and vertical advertising.

     In the international markets, the Company sells its products though the same Business Partner model as above. As of December 31, 1998, the Company's products were being offered for sale by distributors in over fifty (50) countries, including Canada, Brazil, Mexico, United Kingdom, Australia, Germany, France, Italy, The Netherlands, Switzerland, Portugal, Singapore, Hong Kong, Jamaica, Spain and The Scandinavian Countries. Through exposure of the products at international trade shows, additional international resellers are being actively solicited. In 1998, approximately 27% of the Company's sales were from international markets, primarily in Europe.

MAJOR CUSTOMERS

     During 1998 the Company did not have any one customer with sales over 10%.

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

     The Company warrants its products for a period of five (5) years (limited) from the date of receipt by the end user. This covers all defects and faulty workmanship in the camera for one (1) year and a five (5) year limited warranty on the gooseneck. For OEM customers product warranty is generally negotiated with each customer.

RESEARCH AND DEVELOPMENT

     In 1998, the Company's expenses relating to research and development were $643,643. During 1997, the Company's expenses relating to research and development were $325,881. The Company expenses the related costs to research and development as they are occurred. The Company's current engineering staff consists of seven (7) full-time equivalent employees. The Company also contracts services from mechanical, optical, electrical and software engineers as required.

MANUFACTURING AND SUPPLIES

     The Company assembles its products at its facility in Golden Valley, Minnesota and Sunrise, Florida. The Company's manufacturing operation consists of procurement and inspection of components and sub-assemblies, final assembly and testing of finished products. After components have been procured, they are sent in kits to sub-assembler companies, mostly located near the Company's facilities, which then build the sub-assemblies. The sub-assemblies are then returned to the Company's facility for final assembly. All finished products are subjected to a minimum twelve hour burn-in and reliability test before they are packaged and shipped to customers.

     Components and sub-assemblies are inspected for mechanical and electrical compliance with the Company's specifications. All finished products are tested against Company and customer specifications. The Company's products are shipped in protective packaging to minimize potential damage during shipment.

     Certain components of the Company's products are available only from a single source or a limited number of sources. All of the Company's products utilize, and therefor all of its revenues are derived from, such components. The Company does not have a long-term contract with such suppliers, but rather obtains supplies on a purchase order basis. The Company attempts to keep a 3 to 4 month supply inventory of such components to minimize the impact of the loss of a significant supplier. To date, there have been no significant interruptions in the supply of key components to the Company. There can be no assurance, however, that loss of a supplier would not result in a material adverse effect on the Company's ability to meet its product shipment requirements.

COMPETITION

     The electronic camera market is highly competitive. The Company competes with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than the Company. Some of these other companies manufacture and sell electronic cameras as well as video-capture equipment, and some are distributors for these products. The Company believes that it competes most directly with Sony, Toshiba, Panasonic, Ken A Vision, Sharp Electronics, Elmo, Cannon, Euromex and MADD.

     Because the Company manufactures its product lines through the assembly of component parts, which are readily available in the world marketplace, there are few barriers which would prevent others from designing and assembling products similar to those sold by the Company.

     The Company competes for electronic camera sales primarily on the basis of image quality, design, focus, costs, flexibility, delivery time, reputation, reliability, the effectiveness of its sales and distribution channels and its customer service. The Company believes that its products compete favorably on these factors, although there can be no assurance that this will continue to be true in the future. The Company also competes with regard to pricing. The Company establishes a pricing model based upon several factors including achieving established corporate margins. The pricing model reflects list price, dealer and distributor pricing. The factors that determine the model are the cost of the components, direct labor, manufacturing overhead and selling costs. The Company compares the product in a competitive matrix against competing products from various manufacturers to see if the established list price is appropriate.

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

     The Company has received a patent for the FlexCam and several of its healthcare products and intends to vigorously defend these patent in the marketplace. The Company's patents were issued in 1990, 1993, 1995, 1996 and 1998, ranging from fourteen - seventeen year terms.

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

EMPLOYEES

     As of December 31, 1998, the Company had twenty-nine (29) full-time employees, including seven (7) in manufacturing, seven (7) in engineering, product development and warranty repair, ten (10) in sales and marketing, and five (5) in general administration, finance and customer service. None of the Company's employees are represented by a labor union or are subject to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

ENVIRONMENTAL COMPLIANCE

     Compliance with federal, state and local laws regarding the discharge of materials into the environment has no material effect upon capital expenditures, earnings, competitive position or finances of the Company.

GOVERNMENT REGULATION

     Products sold by the Company are subject to regulations of the U.S. Government Federal Communication Commission and European product compliance requirements. All products sold by the Company have met mandatory requirements of both the FCC and CE regulations and has received the "CE" mark for sales in Europe. The Company is in compliance with all applicable federal, state and local regulations. The Company does not know of any pending regulations, which would adversely affect its operations or products.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's main operations are located in Golden Valley, Minnesota, where the Company has leased approximately 5,806 square feet of office and research and development lab space and 2,633 square feet of manufacturing space since October 1, 1997 under a lease that expires on September 30, 2002. The Company believes the facility is in excellent condition. The annual rent plus estimated tax costs and estimated annual operating costs are approximately $92,000. This is an increase over the last lease agreement, however to renew at the old location, the costs would have been equivalent to the new location. The Company was able to design the new facility gaining efficiencies in the office, development and manufacturing departments.

     The Company also has operations in Sunrise, Florida, where the Company purchased Video Dynamics, Inc. and has accepted transfer of their existing lease of approximately 1,875 square feet of office and research and development lab space. This lease expires on January 31, 2000. The annual rent plus estimated tax costs and estimated annual operating costs are approximately $34,000. The Company operates its Healthcare Division from this location.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending material legal proceedings against the Company or its property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to vote of the security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

a)  Market Information.

     The Company's Common Stock is traded on the NASDAQ Small Cap market under the symbol VLAB. The following table sets forth, for the periods indicated, the high and low prices per share for the Company's Common Stock as reported to the Company by NASDAQ. The Company's Common Stock began trading on May 10, 1994.

                                                     Low              High
                                                     ---              ----
FISCAL YEAR ENDED DECEMBER 31, 1997
-----------------------------------
Quarter ended March 31, 1997                        $0.6875         $0.8125
Quarter ended June 30, 1997                         $1.2500         $1.5625
Quarter ended September 30, 1997                    $2.0625         $2.3125
Quarter ended December 31, 1997                     $1.9375         $1.9688

FISCAL YEAR ENDED DECEMBER 31, 1998
-----------------------------------
Quarter ended March 31, 1998                        $1.3130         $1.4380
Quarter ended June 30, 1998                         $1.4380         $1.4380
Quarter ended September 30, 1998                    $0.7810         $0.7810
Quarter ended December 31, 1998                     $0.9060         $1.0000

b)  Holders.

     As of March 20, 1999 there were approximately 172 record holders of the Company's Common Stock and approximately 1,750 beneficial shareholders.

c)  Dividends.

     The Company has not declared any cash dividends on any class of common equity for the last four fiscal years. The Company currently intends to retain earnings for its use in operations and does not anticipate paying cash dividends in the foreseeable future.

     The Company's Common Stock is currently traded in the national over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Market System. Nasdaq rules require that companies quoted on the Nasdaq SmallCap Market System have total assets of at least $2,000,000 and net capital of at least $1,000,000. As of December 31, 1998, the Company had total assets of $4,784,511 and net capital of $3,964,276. Nasdaq also requires that the Company's minimum bid price not drop below $1 for 30 consecutive business days. The Company's bid price did drop below $1.00 in the fourth quarter of 1998 and the Company received notification from Nasdaq that the Company had 90 calendar days to comply with the minimum bid requirement. The Company did comply within the imposed 90 day term. If the Company's Common Stock is not quoted by Nasdaq in the future, it will be quoted in the local over-the-counter "pink sheets" and may also be reported on the Nasdaq OTC Bulletin Board. However, in such event, the public trading market for the Company's Common Stock could be adversely affected. Consequently, holders of the Company's common stock might have difficulty selling their shares or obtaining accurate price quotations. The trading price of the common stock would also likely be materially adversely affected. There can be no assurance that the Company will be able to meet the applicable requirements for maintaining its Nasdaq SmallCap Market quotation in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company recognizes revenue when it is both realized and earned typically at the time of shipment. Net Sales decreased 11% from $6,949,652 in 1997 to $6,162,986 in 1998. This sales decrease was primarily due to the decline in sales to foreign markets. Sales in Europe decreased from approximately $2,055,000 in 1997 to $1,419,000 in 1998 and sales in Asia/Pacific decreased from approximately $372,000 in 1997 to $96,000 in 1998 for a total decrease in foreign sales of approximately $912,000. While sales in foreign markets decreased, sales volume in the U.S. increased by 5%.

     During 1998, sales in the U.S., Europe, South America and Asia/Pacific were respectively 73%, 24%, 2% and 1% of total sales. During 1997, sales in the U.S., Europe, South America and Asia/Pacific were respectively 62%, 31%, 1% and 6% of total sales. The decrease in sales volume in the Europe Region is primarily due to an increase in competition from manufacturers within the Europe Region. Because of the pressures of competition, the Company decreased its selling price to remain competitive thus decreasing its total revenues for the Europe Region. The decrease in sales volume in the Asia Pacific Region is primarily due to the lack of sales due to the depressed Asian economy. The Company's largest customer purchased 7% of the total sales volume in 1998 and 6% in 1997 and is anticipated to keep the same volumes for 1999, however, the loss of any significant order could adversely affect the Company.

     The Company has been focused on professional markets including education, audio-visual, security and medical markets, while de-emphasizing sales to highly competitive retail computer markets where the Company had experienced sales declines and low margins. The Company has decided to selectively return to the computer market with a new digital product called FlexCam Digital. The production of the FlexCam Digital has been delayed and will be re-released in the second quarter of 1999. The FlexCam Digital will retail for $199. The Company is cautiously entering back into the computer market on a limited basis due to a new low-cost design and the projected large increases in low cost videoconferencing systems for desktop users.

     The Company has also introduced a new product for the audio-visual/presentation market called the ProfCam. The ProfCam is an integrated presentation system that features a sleek, ergonomic gooseneck, remote or keypad controlling, detachable light panel, LCD screen and Microsoft Windows compatibility. The ProfCam retails for $3,995. The Company recorded its first sales of the ProfCam in December 1998.

     On April 6, 1998 the Company closed on an acquisition of assets and certain intellectual property rights of Video Dynamics, Inc, a Florida Corporation. Video Dynamics is located in Sunrise, Florida and operates as a division of the Company called VideoLabs' Healthcare Products Division. The founders of Video Dynamics are now both employees of the Company and have been leading designers of video capture solutions for medical professionals, healthcare institutions and other manufacturers for a combined total of over 50 years. Total sales for the Healthcare Division in 1998 were approximately 8% of total sales of the Company. The Company originally anticipated the Healthcare Division's total sales to be approximately 20% of total combined sales for the Company. Shortly after Video Dynamics was acquired, sales to the South American Region decreased considerably due to economic turmoil in several countries. This coupled with the loss of a significant customer attributes to the decrease from projected sales to actual sales in 1998 for the Healthcare Division.

     In September 1998, the Company entered into a private label OEM relationship with 3M Company's Visual Systems Division. The Company manufactures an optional gooseneck document camera for use with 3M's multimedia projectors for world-wide markets. The Company expects to co-develop other document camera systems with 3M Company over the next 12 months. 3M Company was 4% of total sales in 1998 and the Company believes that they will continue to contribute to the Company's 1999 revenues.

     In October 1998, the Company launched its new e-commerce Internet web site with a unique video-based product line. The Digital Mall Web site features video products offered by various manufacturers including the Company's proprietary products. Internet sales for the Company in the last quarter of 1998 were approximately 1% of total sales. The Company anticipates sales to increase over the next year as new product offerings, such as the FlexCam Digital are placed into production and product selection is expanded.

     The Company anticipates that all of the above mentioned developments that took place primarily in the fourth quarter of 1998 will have a positive affect on the Company's sales performance in 1999. The Management is actively working to return the Company to its former growth profile and continues to look at acquisition opportunities in similar industries.

     Gross profits for the period ending December 31, 1998 were $2,538,383, which was 41% of total sales compared to $2,924,811, which was 42% of total sales for year ending December 31, 1997. During 1998 the Company settled a purchase commitment that had already been reserved for, thus bringing back approximately $200,000 into gross profits for 1998 of which $150,000 was recorded in the fourth quarter. Without this adjustment, gross profits would have been approximately 38% of sales. This decrease in gross profit is attributable to higher manufacturing costs due to lower production volumes and an increase in low-margin private label sales. The Company has set goals for 1999 to reduce cost of materials used in manufacture and costs associated to manufacturing overhead, but there is no assurance that the Company will be able to attain these goals.

     Cost of sales includes all materials, labor, packaging, manuals and related overhead costs, which are directly attributable to the cost of manufacture and shipment of the Company's products. Cost of sales does not include royalty costs or commission costs related to the sales of products.

     Operating expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items discussed below. Operating expenses increased 23% from $2,322,598 in 1997 to $2,849,068 in 1998. Selling expenses increased from $765,737 in 1997 to $1,058,180 in 1998. This increase in Selling expenses is attributable to acquiring the Healthcare Division, adding 3 additional sales representatives, and increasing the marketing efforts of the new product introductions and the introduction of the Digital Mall Internet site. Research and Development expenses increased from $325,881 in 1997 to $643,643 in 1998. This increase in Research and Development expenses is attributable to acquiring the Healthcare Division and the increase in new product development. General and administrative expenses decreased from $1,230,980 in 1997 to $1,147,245 in 1998.

     The Company's operating loss for the year ending December 31, 1998 was $310,685 compared to operating income of $602,213 for the year ending December 31, 1997. The Company attributes the decrease to the decrease in total sales and the increase in operating expenses mentioned above.

     Other income for 1998 consisted of interest income of $94,004 compared to interest income for 1997 of $75,089 and interest expense for 1998 of $4,417 compared to interest expense of $3,965 for 1997. The Company recorded a loss on the sale of assets for 1997 of $19,913 consisting of the sale of computer equipment.

     For income tax purposes, the Company had a federal net operating loss carry forward at December 31, 1998 of approximately $1,758,000 and a general business credit carry forward of $92,000 available to be carried to future periods. The loss carry forward and general business credit carryforwards expire in 2008 through 2018 if not used. In 1998 and 1997, the Company recorded a deferred tax asset of $25,000 and $100,000 respectively, reflecting the partial benefit of $1,758,000 in loss carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that at least $125,000 of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period change.

     The net loss for the year ending December 31, 1998 was $196,098 compared to net income for the year ending December 31, 1997 of $753,424. Basic earnings or loss per common share were based on the weighted average number of shares outstanding for 1998 and 1997 respectively of 3,912,319 and 3,168,480. Earnings or loss per common share assuming dilution were based on the weighted average number of shares for 1998 and 1997 respectively of 4,008,682 and 4,086,558. The basic loss per common share for 1998 was $0.05 compared to basic earnings per common share for 1997 of $0.24 per share. The loss per common share assuming dilution for 1998 was $0.05 compared to earnings per common share assuming dilution for 1997 of $0.18 per share.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital, consisting principally of cash, certificates of deposit, receivables and inventories, was $3,339,933 at December 31, 1998 and $3,019,056 at December 31, 1997. The ratio of current assets to current liabilities was 5:1 at December 31, 1998 and 4:1 at December 31, 1997. Working Capital ratios have continued to improve due to the Company's positive cash flow mainly due to the capital raised from the exercised warrants.

     Inventories at December 31, 1998 were $1,616,990 compared to $1,153,665 for 1997. The Company's inventory level increased because of the initial purchase of raw materials for one of the new products. The Company purchases components four months in advance because of lead-time. Therefore, if the Company's projections and new product time-lines are not accurate, inventories are higher than required. In the event that such inventory becomes obsolete, the Company's cash would be substantially diminished and the Company could be put into a position of needing funds. The Company's products employ advanced technology. Such technology is rapidly changing with a consequent risk of obsolescence of the Company's products and inventories of components. In the fourth quarter of 1996, the Company wrote down $1,390,000 to reflect the valuation of inventory that became technological obsolete. There can be no assurance that current or future products of the Company will not become obsolete resulting in further inventory write-offs.

     Net cash used for operating activities totaled $437,784 for the year ended December 31, 1998 compared to net cash provided by operating activities totaling $884,801 for the year ended December 31, 1997. The decrease is due primarily to a net loss of $196,098 in 1998 and increases in inventories from 1997.

     Net cash used for investing activities totaled $329,260 for the year ending December 31, 1998 compared to cash provided by investing activities of $164,689 for the year ending December 31, 1997. The cash used for investing in 1998 was primarily due to the acquisition of assets from Video Dynamics, Inc.

     Net cash provided from financing activities for the year ending December 31, 1998 was $534,677 compared to $65,982 for the year ended December 31, 1997. The cash provided from financing for 1998 was primarily the exercising of outstanding warrants less the repurchase of the Company's common stock.

     Prior to the Company's Initial Public Offering, the Company sold units in private placement transactions consisting of one share of common stock and one warrant to purchase one share of common stock. The warrants that were purchased had expiration dates ranging from July 27, 1997 to November 2000. During 1998, 1,328,501 shares under warrants were exercised raising approximately $913,000 of additional capital to the Company. Approximately 523,000 shares under warrant were expired during the year. As of December 31, 1998 approximately 218,000 warrants were outstanding.

     The Board of Directors of the Company authorized the redemption of up to 1,100,000 and 100,000 shares of the Company's common stock during 1998 and 1997, respectfully. During 1998, 287,731 shares at a cost of $349,567 were redeemed and retired. During 1997, 30,000 shares at a cost of $35,625 were redeemed and retired.

     The Company believes that it has sufficient liquidity to support its anticipated growth during the next twelve months. In the event the Company's liquidity is not adequate, the Company would seek additional financing or would conserve cash by reducing administrative, product development and sales and marketing expenses.

YEAR 2000 ISSUES

     The Company is currently in the process of assessing Year 2000 issues relative to its business. The following information outlines the current status of the Company's understanding and plans regarding the Year 2000 problem.

COMPANY'S STATE OF READINESS

     The Company uses a widely used PC based information system to process financial transactions and generate financial information. The Company also uses various other PC based software packages to support its business. These systems are linked by a network at the Company's headquarters in Golden Valley, Minnesota. No significant information systems are located outside the Company's headquarters, other than individual stand alone PC software packages used by sales personnel. The Company's product lines do not perform any calculations or manipulations of dates, and hence do not have year 2000 compliance issues. While the Company is in the process of assessing Year 2000 issues relative to its vendors, products and related components used in the product, the Company knows that its products do not utilize time or dates to operate.

     The Company has established the following phases for becoming ready for the Year 2000:

     Awareness Phase - The Company has researched the Year 2000 issue and is communicating both internally and with outside parties including its independent auditors, its bank, key suppliers and certain customers. The Company is aware of the potential issues surrounding the Year 2000 problem and will continue communicating the issues at hand.

     Assessment Phase - This phase includes establishing a Year 2000 team and investigating how Year 2000 issues may impact the Company, both in terms of the specific aspects of the business which could be affected, and the consequences to the Company if it is not prepared. The Company has completed the internal systems assessment phase and has identified the systems that the Company believes to be critical to the continued operations of the Company. The Company will continue to assess the impact of year 2000 readiness from its suppliers and customers over the next 6 months.

     Renovation Phase - The renovation phase covers all Company actions to correct systems which are not Year 2000 compliant, or develop alternate systems in all areas which are determined to have a significant impact on the Company if not corrected. The Company has updated its internal accounting system, local area network and other non-critical systems to be year 2000 compliant.

     Validation Phase - This phase will include all Company activities performed to test any new or alternate systems for conducting its business, and taking corrective actions in situations where new systems do not properly handle year 2000 problems.

     Implementation Phase - In this phase, the Company has begun utilizing all newly developed systems which are installed to correct Year 2000 problems as they relate to the Company.

     The Company has relationships with key suppliers to support its business. While the Company believes alternate vendors could be utilized to provide comparable products and services currently provided by its key vendors, the Company currently relies on its relationships with its key vendors to conduct its business, and changes in sources of key products and services could have a material impact on the Company. The Company is currently in the process of assessing the impact of these third party risks, and is expecting to complete this process by July 31, 1999.

COSTS TO ADDRESS COMPANY'S YEAR 2000 ISSUES

     Since the Company has not completed its assessment of the year 2000 issues relative to its business, the costs of remediation cannot yet be reasonably estimated. To date, the costs of assessing the year 2000 problem have been insignificant, and based on its assessment so far, the Company does not believe remediation costs will be material to the Company's financial condition or operating results.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

     A worst case scenario relative to the Year 2000 issue would be that the Company needs to replace both its information technology and non-information technology systems, and develop alternate sources of supply for its critical components, third party software, and third party manufacturing. Because of its current size, the Company believes replacement of its current information systems would not result in costs material to the Company's financial condition or results of operations. In the event the Company was forced to develop alternate sources of supply in any key areas, significant costs could result, but amounts have not yet been estimated. The Company expects to analyze these uncertainties as part of its Year 2000 assessment phase, and develop a plan of action to minimize the uncertainties and mitigate the potential costs involved, should the worst case scenario occur.

CONTINGENCY PLANS

     The Company does not currently have a contingency plan to handle the worst case scenario above, but expects to develop one as part of its assessment phase to be completed by July 31, 1999.

ITEM 7.    FINANCIAL STATEMENTS






                                 VIDEOLABS, INC.

                                 C O N T E N T S




                                                                           PAGE


REPORT OF INDEPENDENT AUDITORS                                               17

FINANCIAL STATEMENTS

    Balance Sheet                                                         18-19

    Statement of Operations                                                  20

    Statement of Stockholders' Equity                                        21

    Statement of Cash Flows                                               22-23

    Notes to Financial Statements                                         24-32

                         REPORT OF INDEPENDENT AUDITORS


The Stockholders
  and Board of Directors
VideoLabs, Inc.
Golden Valley, Minnesota

We have audited the accompanying balance sheet of VideoLabs, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VideoLabs, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                  Certified Public Accountants

Minneapolis, Minnesota
February 5, 1999

                                 VIDEOLABS, INC.

                                  Balance Sheet

----------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31
                       ASSETS                                                              1998              1997
----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
    Cash and cash equivalents                                                            $1,514,561        $1,746,928
    Certificates of deposit - restricted                                                    158,000           275,833
    Accounts receivable
        Trade accounts, less allowance for doubtful accounts
            of $30,000 in 1998 and $35,000 in 1997                                          664,172           626,320
        Other receivables                                                                     6,688             9,228
    Inventories                                                                           1,616,990         1,153,665
    Deferred income taxes                                                                   125,000           100,000
    Prepaid expenses                                                                         50,457            47,209
                                                                                         ----------        ----------
            Total current assets                                                          4,135,868         3,959,183

PROPERTY AND EQUIPMENT
    Office and computer equipment                                                           446,832           367,874
    Machinery and equipment                                                                 127,391            97,340
    Tooling                                                                                 488,225           278,733
    Leasehold improvements                                                                   45,016            45,016
                                                                                         ----------       -----------
                                                                                          1,107,464           788,963
    Less accumulated depreciation                                                           638,161           468,556
                                                                                         ----------        ----------
            Net property and equipment                                                      469,303           320,407

OTHER ASSETS
   Patents, net                                                                             179,340
                                                                                         ----------        ----------
            TOTAL ASSETS                                                                 $4,784,511        $4,279,590
                                                                                         ==========        ==========


Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

                                  Balance Sheet

---------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31
     LIABILITIES AND STOCKHOLDERS' EQUITY                                                   1998              1997
---------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
    Trade accounts payable                                                               $  658,089       $   278,204
    Current maturities of long-term debt                                                     22,071            22,605
    Customer deposits                                                                         6,114             9,080
    Accrued compensation                                                                     28,358           264,221
    Purchase commitments, reserves and other                                                 81,303           366,017
                                                                                         ----------        ----------
            Total current liabilities                                                       795,935           940,127

LONG-TERM DEBT, net of current maturities                                                    24,300            36,134

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value;
        Authorized, 20,000,000 shares
        Issued and outstanding, 4,457,471 shares in 1998 and
            3,215,283 in 1997                                                                44,574            32,152
     Preferred stock, $.01 par value;
        Authorized, 5,000,000 shares
        No shares issued and outstanding
    Additional paid-in capital                                                            6,398,176         5,553,553
    Accumulated deficit                                                                  (2,478,474)       (2,282,376)
                                                                                         ----------        ----------
            Total stockholders' equity                                                    3,964,276         3,303,329
                                                                                         ----------        ----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $4,784,511        $4,279,590
                                                                                         ==========        ==========


Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

                             Statement of Operations


---------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31
                                                                                            1998              1997
---------------------------------------------------------------------------------------------------------------------
SALES                                                                                    $6,162,986        $6,949,652

COST OF SALES
    Cost of goods sold                                                                    3,624,603         4,024,841
                                                                                         ----------        ----------

GROSS PROFIT                                                                              2,538,383         2,924,811

OPERATING EXPENSES
    Selling                                                                               1,058,180           765,737
    General and administrative                                                            1,147,245         1,230,980
    Research and development                                                                643,643           325,881
                                                                                         ----------        ----------
            Total operating expenses                                                      2,849,068         2,322,598
                                                                                         ----------        ----------

OPERATING INCOME (LOSS)                                                                    (310,685)          602,213

OTHER INCOME (EXPENSE)
    Interest income                                                                          94,004            75,089
    Interest expense                                                                         (4,417)           (3,965)
    Loss on sale of assets                                                                                    (19,913)
                                                                                         ----------        ----------
            Total other income, net                                                          89,587            51,211
                                                                                         ----------        ----------
INCOME (LOSS) BEFORE INCOME TAX BENEFIT                                                    (221,098)          653,424

INCOME TAX BENEFIT                                                                          (25,000)         (100,000)
                                                                                         ----------        ----------

NET INCOME (LOSS)                                                                       ($  196,098)       $  753,424
                                                                                         ==========        ==========

EARNINGS (LOSS) PER COMMON SHARE                                                        ($     0.05)       $     0.24
                                                                                         ==========        ==========

EARNINGS (LOSS) PER COMMON SHARE ASSUMING DILUTION                                      ($     0.05)       $     0.18
                                                                                         ==========        ==========


Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

                        Statement of Stockholders' Equity

                     Years Ended December 31, 1998 and 1997




-------------------------------------------------------------------------------------------------------------
                                                      Common Stock               Additional
                                                      ------------                Paid-In        Accumulated
                                                 Shares           Amount          Capital          Deficit
-------------------------------------------------------------------------------------------------------------
BALANCES -
     DECEMBER 31, 1996                         $3,134,948         $31,349        $5,514,293       ($3,035,800)

    Net income                                                                                        753,424

    Issuance of shares                                244               2                (2)

    Exercise of warrants                          110,091           1,101            74,587

    Purchase and retirement of stock              (30,000)           (300)          (35,325)
                                               ----------         -------        ----------        ----------

BALANCES -
    DECEMBER 31, 1997                           3,215,283          32,152         5,553,553        (2,282,376)

    Net loss                                                                                         (196,098)

    Issuance of shares                            201,418           2,014           297,985

    Exercise of warrants                        1,328,501          13,285           900,059

    Purchase of warrants                                                             (6,731)

    Purchase and retirement of stock             (287,731)         (2,877)         (346,690)
                                               ---------          -------        ----------        ----------

BALANCES -
    DECEMBER 31, 1998                           4,457,471         $44,574        $6,398,176       ($2,478,474)
                                               ==========         =======        ==========        ==========


Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

                             Statement of Cash Flows



---------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31
                                                                                            1998              1997
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                     ($196,098)        $753,424
    Adjustments to reconcile net income (loss) to net cash
        from (used for) operations:
        Depreciation                                                                        170,092          140,905
        Amortization                                                                         20,660
        Provision for losses on accounts receivable                                          (4,791)           9,640
        Loss on sale of assets                                                                                19,913
        Deferred income taxes                                                               (25,000)        (100,000)
        Change in assets and liabilities
            Accounts receivable                                                              94,114          160,768
            Inventories                                                                    (328,337)         676,635
            Prepaid expenses                                                                  6,864          107,540
            Trade accounts payable                                                          345,715         (779,665)
            Customer deposits                                                                (2,966)          (5,990)
            Accrued compensation                                                           (235,863)         110,614
            Purchase commitments, reserves and other                                       (282,174)        (208,983)
                                                                                         ----------       ----------
            Net cash from (used for) operating activities                                  (437,784)         884,801

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                                   (317,803)        (179,491)
    Cash received in purchase of Video Dynamics                                              70,710
    Proceeds from sale of assets                                                                             106,225
    Purchase of certificates of deposit                                                    (280,500)        (474,167)
    Proceeds from maturities of certificates of deposit                                     398,333          712,122
    Purchase of patents                                                                    (200,000)
                                                                                         ----------       ----------
            Net cash from (used for) investing activities                                  (329,260)         164,689

                                  - Continued -


Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

---------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31
                                                                                            1998              1997
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock and warrants                                                $  913,343        $   75,688
    Payments of long-term debt                                                              (22,368)          (14,081)
    Proceeds of long-term debt                                                                                40,000
    Repurchase of common stock and warrants                                                (356,298)          (35,625)
                                                                                         ----------        ----------
           Net cash from financing activities                                               534,677            65,982
                                                                                         ----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (232,367)        1,115,472

CASH AND CASH EQUIVALENTS - Beginning of Year                                             1,746,928           631,456
                                                                                         ----------        ----------

CASH AND CASH EQUIVALENTS - End of Year                                                  $1,514,561        $1,746,928
                                                                                         ==========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the year for interest                                               $    4,417        $    3,965
                                                                                         ==========        ==========
    Cash paid during the year for taxes                                                  $        -        $        -
                                                                                         ==========        ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Capital lease obligations incurred                                                                     $    6,426
    Assets and liabilities acquired in exchange for 201,478 shares of common stock totaling $300,000:
          Cash                                                                           $   70,710
          Accounts receivable                                                               127,175
          Inventories                                                                       134,988
          Prepaid expenses                                                                   10,599
          Property and equipment                                                                698
          Accounts payable                                                                  (34,170)
          Debt                                                                              (10,000)
                                                                                         ----------

                Net assets acquired                                                      $  300,000
                                                                                         ==========

    During 1997, the Company issued 244 shares of stock in a noncash transaction.


Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1998 and 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

VideoLabs, Inc. designs, manufactures and markets products for image capture solutions. The products are sold throughout the world.

ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

At December 31, 1998 and 1997, the Company has reserves for future inventory obsolescence due to the risk of technological changes in the industry (see Note
4).

The Company has recorded a reserve for product warranties in the amount of $30,000 and $20,000 in 1998 and 1997, respectively. This warranty accrual pertains to all products. It is not possible to estimate additional product warranty costs, if any, at this time. Actual warranty costs could differ from amounts estimated.

In 1998 and 1997, the Company recorded a deferred tax benefit of $25,000 and $100,000, respectively, reflecting the partial benefit of $1,758,000 in net operating loss carryforwards, which expire in varying amounts between 2008 and 2018. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized, however, the estimated amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income during the carryforward period change.

REVENUE RECOGNITION

The Company recognizes revenue when it is both realized and earned. Typically, these conditions are met at the time of product shipment.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times throughout the year, the Company's cash deposited in financial institutions may exceed FDIC insurance limits.

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

PATENTS

Patents are being amortized using the straight-line method over 7 years.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1998 and 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

ADVERTISING

The Company expenses the costs of advertising as incurred. Advertising expense was approximately $135,800 and $238,500 in 1998 and 1997, respectively.

EARNINGS (LOSS) PER COMMON SHARE

The following data show the amounts used in computing the weighted average number of shares of dilutive potential common stock at December 31:

                                                   1998                 1997
                                                   ----                 ----
    Weighted average number of shares used
        in basic earnings per share              3,912,319           3,168,480
    Effect of dilutive securities:
        Stock options                               85,383               9,328
        Stock warrants                              10,980             908,750
                                                 ---------           ---------

                Totals                           4,008,682           4,086,558
                                                 =========           =========

No adjustments were made to income (loss) in either year for the purpose of calculating earnings (loss) per share.

2.  CONCENTRATIONS

The Company extends credit in the normal course of business to its customers who are generally companies in the medical, educational and technological industries. The Company performs credit evaluations of its customers' financial condition and generally requires no collateral.

At December 31, 1998 and 1997, the Company has two customers who accounted for approximately $160,000 and $117,000, respectively, of the outstanding trade accounts receivable balance.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1998 and 1997

2.  CONCENTRATIONS - Continued

During 1998 and 1997, the Company had total sales outside the United States of approximately $1,649,000 and $2,523,000, respectively. Of these amounts approximately $1,419,000 and $2,055,000, respectively, were sales to customers in Europe, and $96,000 and $372,000, respectively, were sales to customers in the Asia/Pacific region, and $134,000 and $96,000, respectively, were sales to customers in South America.

In 1998 and 1997, the Company had a supplier from which it made purchases of approximately $1,032,000 and $1,500,000, respectively. Although no long-term supply contract exists, the Company believes there are alternative suppliers of this raw material.

At December 31, 1998 and 1997 the Company had purchase commitments with suppliers in the amount of $605,000 and $818,000, respectively.

3.  ACQUISITION - VIDEO DYNAMICS, INC.

In April 1998, the Company acquired substantially all the assets of Video Dynamics, Inc. (VDI) in exchange for 201,478 shares of common stock, with a total value of $300,000, which approximated the fair value of net assets acquired. Additionally, certain intellectual property was purchased for $200,000. VDI is a designer of video capture solutions for medical professionals, healthcare institutions and other manufacturers. This acquisition has been accounted for as a purchase, and the results of operations have been included in the results of operations since the date of acquisition.

The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1997.

                                                   1998                1997
                                                   ----                ----
    Sales                                       $6,392,998          $9,570,428
                                                ==========          ==========

    Net income (loss)                          ($  140,384)         $  686,822
                                                ==========          ==========

    Earnings (loss) per share:
        Basic                                  ($     0.03)         $     0.19
                                                ==========          ==========
        Diluted                                ($     0.03)         $     0.15
                                                ==========          ==========

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1997, or of future results of operations.

4.  INVENTORIES

Inventories consisted of the
following at December 31:                          1998                1997
                                                   ----                ----

    Materials                                   $1,584,447          $1,227,508
    Work-in-process                                138,068             171,921
    Finished goods                                 501,591             446,499
                                                ----------          ----------
                                                 2,224,106           1,845,928
    Reserves for inventory write
      down and obsolescence                       (607,116)           (692,263)
                                                ----------          ----------

                                                $1,616,990          $1,153,665
                                                ==========          ==========

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1998 and 1997

5.  EUROPEAN REAL ESTATE

During fiscal 1994, the Company purchased real estate in the Netherlands for use as an office and residence by its European salesperson, who is a related party. The residence was provided to the salesperson as part of his compensation. The Company no longer employs a salesperson in Europe and the property was sold in April 1997.

6.  LINE OF CREDIT

At December 31, 1998, the Company had one letter of credit outstanding, which is secured by restricted certificates of deposit of the same amount.

The Company had a discretionary line of credit with its bank of the lesser of $500,000 or 75% of eligible accounts receivable (as defined), which matured April 10, 1998. The available line of credit was reduced by an outstanding irrevocable letter of credit, which totaled $200,000 at December 31, 1997. The letter of credit also expired April 10, 1998. At December 31, 1997, restricted certificates of deposit, served as collateral for two irrevocable letters of credit. There were no borrowings outstanding under this line of credit at December 31, 1997. Interest was charged at 1.5% over the bank's "index rate" which was 10% at December 31, 1997. The terms of the note agreement with the bank required the Company to maintain certain financial ratios with which the Company was in compliance at December 31, 1997.

7.  LONG-TERM DEBT

Long-term debt consists of the following:
                                                     1998                1997
                                                     ----                ----
    Capital lease obligations, at
     implicit rates from 12% to 14%,
     payable in installments to 1999               $ 4,693             $20,319

    Note payable to Video Dynamics, Inc.,
     interest at New York prime rate plus 1%
     (9.5% at December 31, 1998), unsecured
     and payable on demand.                         10,000

    Note payable to bank, interest at the
     bank's "index rate" plus 1% (9.75% and
     9.5% at December 31, 1998 and 1997,
     respectively), secured by substantially
     all corporate assets, payable in
     installments to 2002                           31,678              38,420
                                                    ------              ------
          Totals                                    46,371              58,739
          Less amounts due within one year          22,071              22,605
                                                    ------              ------

          Net long-term debt                       $24,300             $36,134
                                                    ======              ======

Scheduled maturities of long-term debt are as follows at December 31, 1998:

        1999                                       $22,071
        2000                                         8,114
        2001                                         8,937
        2002                                         7,249
                                                   -------

                Total long-term debt               $46,371
                                                   =======

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1998 and 1997

8.  LEASE OBLIGATIONS

The Company leases various items of equipment over terms of 3 to 5 years. Equipment leases expire at varying dates over the next three years. The Company also leases office and warehouse facilities in Minnesota and Florida; the leases expire in September 2002 and January 2000, respectively. The Company is obligated to pay costs of property taxes and operating costs under the terms of the office and warehouse leases.

Property and equipment includes the following amounts for capital leases at December 31:

                                                     1998                1997
                                                     ----                ----

    Machinery and equipment                        $40,826             $40,826
    Accumulated amortization                        31,356              17,672
                                                   -------             -------

          Net equipment under capital leases       $ 9,470             $23,154
                                                   =======             =======

At December 31, 1998, the Company had the following minimum commitments for payments of rentals under leases, which at inception had a non-cancelable term of more than one year:
                                                 Operating             Capital
                                                  Leases               Leases
                                                 --------              ------

    1999                                          $105,161              $4,844
    2000                                           105,161
    2001                                            73,258
    2002                                            51,291
                                                  --------              ------

          Total lease commitments                 $334,871               4,844
                                                  ========

          Less amount representing interest                                151
                                                                        ------
          Present value of minimum lease payments
           (included in long-term debt)                                 $4,693
                                                                        ======

Rental expense for operating leases totaled $112,245 and $69,734 in 1998 and 1997, respectively.

9.  STOCKHOLDERS' EQUITY

The Board of Directors authorized the redemption from time to time of up to 1,100,000 and 100,000 shares of the Company's common stock during 1998 and 1997, respectively. During 1998, 287,731 shares at a cost of $349,567 were redeemed and retired. During 1997, 30,000 shares at a cost of $35,625 were redeemed and retired.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1998 and 1997

9.  STOCKHOLDERS' EQUITY - Continued

The Company has outstanding warrants to purchase common stock at prices ranging form $0.69 to $4.20 per share. The warrants expire at various dates through November 2000. Following is a summary of transactions:

                                                     Shares Under Warrants
                                                     ---------------------
                                                   1998                1997
                                                   ----                ----

    Outstanding, beginning of year               2,070,303             819,264
        Exercised during the year               (1,328,501)           (110,091)
        Expired during the year                   (512,220)
        Purchased and retired during the yea       (11,218)
        Granted during the year                                      1,361,130
                                                ----------           ---------

    Outstanding, end of year                       218,364           2,070,303
                                                ==========           =========

The Company has reserved 218,364 authorized shares for issuance as warrants are exercised.

The Board of Directors has not yet established rights and preferences for the Company's preferred stock.

10.  STOCK BASED COMPENSATION

The Company has a qualified incentive stock option plan, whereby options to purchase shares of the Company's common stock are granted at a price not less than the fair market value of the stock at the date of grant. Each option expires no later than ten years from the date of grant. If options are granted to persons owning more than ten percent of the voting stock of the Company, the Plan provides that the exercise price shall not be less than 110% of the fair market value per share at the date of grant, and will expire no later than five years from the date of grant. The Plan had authorized 300,000 options in 1997, but was amended to authorized 500,000 options for the purchase of Company stock in 1998.

The Company has a non-qualified incentive stock option plan for outside directors and non-employees, with 500,000 authorized options to purchase the Company's stock. The plan is substantially the same as the plan discussed above. However, the exercise price may be lower than, greater than, or equal to the stock price at the date of issuance.

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively; dividend yield of 0% for all years; expected volatility of 91% and 88%; risk-free interest rates of
5.7 and 6.5 percent; and expected lives of four years.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1998 and 1997


10.  STOCK BASED COMPENSATION - Continued

A summary of the Company's stock option plans as of December 31, 1998 and 1997 and changes during the years ending on those dates is listed below:

                                                            1998                                   1997
                                                            ----                                   ----
                                                          Weighted-                              Weighted-
                                                           Average                                Average
                                                      Shares       Exercise Price           Shares      Exercise Price
                                                      ------       --------------           ------      --------------
Outstanding at beginning of year                      511,000         $1.52                 405,000         $1.82
Granted                                               105,500          1.48                 200,000          1.00
Expired                                                     -                                     -
Forfeited                                             (22,000)         3.13                 (94,000)         2.22
                                                      -------          ----                 -------
Outstanding at end of year                            594,500          1.45                 511,000
                                                      =======          ====                 =======

Options exercisable at year end                       472,720                               422,250
                                                      =======                               =======

Weighted-average fair value of
    options granted during the year                   $   .99                               $   .67


The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                        Weighted-Average
                      Number               Remaining             Options
        Price       Outstanding         Contractual Life       Exercisable          Vesting
        -----       -----------         ----------------       -----------          -------
        $2.13            39,000               0.8 years             29,250    25% each year for four years.
          .81            85,000               2.0 years             42,500    25% each year for four years.
          .81           165,000               8.0 years            165,000    In whole or in part over ten years.
         1.00           100,000               2.4 years            100,000    In whole or in part over ten years
         1.00            40,000               8.4 years             40,000    In whole or in part over ten years.
         2.13            20,000               1.2 years             20,000    In whole or in part over three years.
         2.65            20,000               1.2 years             20,000    In whole or in part over three years.
          .69            20,000               1.2 years             20,000    In whole or in part over three years.
         1.50            90,000               9.0 years             29,970    33% each year for three years.
         1.50             9,500               9.0 years                  -    100% in one year.
         1.19             6,000               9.4 years              6,000    In whole or in part over ten years.
                        -------                                    -------

                        594,500                                    472,720
                        =======                                    =======


The Company has chosen to account for stock based compensation in accordance with APB Opinion 25. If compensation cost would have been recognized in accordance with Statement of Financial Accounting Standards No. 123, compensation cost would have been $25,285 and $38,869 for the years ended December 31, 1998 and 1997, respectively. The compensation cost would have increased the net loss in 1998 and reduced net income in 1997 by the same amounts. Basic earnings per share would have decreased by $0.01 in 1998 and 1997.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1998 and 1997

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                                           1998                                1997
                                                           ----                                ----
                                                 Carrying             Fair           Carrying           Fair
                                                 Amount               Value          Amount             Value
                                                 ------               -----          ------             -----
     Cash                                         $    8,498       $    8,498        $  136,811        $  136,811
     Money market savings                          1,506,063        1,506,063         1,610,117         1,610,117
                                                  ----------       ----------        ----------        ----------
                 Total cash and
                     equivalents                  $1,514,561       $1,514,561        $1,746,928        $1,746,928
                                                  ==========       ==========        ==========        ==========

     Certificates of deposit                      $  158,000       $  158,000        $  275,833        $  275,833
     Long-term debt, exclusive of
     capital leases                               $   41,678       $   41,678        $   38,420        $   38,420


The carrying values of cash and equivalents and certificates of deposit approximate fair values. The fair value of long-term debt is based on estimates of current rates at which the Company could borrow funds with similar remaining maturities.

12.  INCOME TAXES

The income tax benefit consists of the following components:

                                                    1998                1997
                                                    ----                ----

    Current                                       $      -           $       -
    Deferred                                       (25,000)           (100,000)
                                                  --------           ---------

    Net income tax benefit                        ($25,000)          ($100,000)
                                                  ========           =========

The income tax benefit differs from that which would result from applying Federal statutory rates to the earnings (loss) before income taxes because a valuation allowance has been provided to reduce the deferred tax asset to the amount that is estimated to be more likely than not realized. This difference is reconciled as follows:

                                                      1998                1997
                                                      ----                ----

    Federal statutory income tax rate                (34.0)%              34.0%
    Tax credits                                      (28.0)              (16.5)
    State tax rate, net                               (2.0)               (2.0)
    Permanent differences                              2.0
    Valuation allowance                               46.0               (32.0)
    Other items, net                                   4.7                 1.2
                                                     -----               -----

    Effective tax benefit rate                       (11.3)%             (15.3)%
                                                      ====                ====

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1998 and 1997

12.  INCOME TAXES - Continued

The total deferred tax assets and liabilities included in the net deferred tax asset are as follows:

                                                                          1998                1997
                                                                          ----                ----
     Deferred tax assets (net operating loss and tax
         credit carryforwards)                                           $722,000           $506,000
     Deferred tax assets (primarily inventory and
         litigation reserves)                                             346,000            440,000
     Deferred tax liabilities (property and equipment)                     (6,000)            (4,000)
     Deferred tax asset valuation allowance                              (937,000)          (842,000)
                                                                          -------            -------

     Net deferred tax asset                                              $125,000           $100,000
                                                                          =======            =======


The net increase in the valuation allowance was $95,000 in 1998, and a decrease of $208,000 in 1997.

For income tax purposes, the Company had a federal net operating loss carryforward at December 31, 1998 of approximately $1,758,000. At December 31, 1998, the Company also had a general business credit carryforward of approximately $92,000, available to be carried to future periods. The net operating loss carryforward and general business credit carryforward expire in 2008 through 2018 if not used.

13.  COMMITMENTS AND CONTINGENCIES

At December 31, 1996 the Company accrued a loss on purchase commitments and established a reserve for pending litigation. In 1997, the litigation was settled. The Company had purchase commitments related to raw materials for a product the Company will not be able to bring to market. In the fourth quarter of 1998, the Company paid $50,000 to settle a purchase commitment and the remaining estimated reserve of $150,000 was reversed.

In 1998 the Company executed five year employment agreements totaling $150,000 per year.

14.  EMPLOYEE BENEFIT PLAN

Effective October 1, 1998, the Company adopted the VideoLabs, Inc. Employee Stock Purchase Plan. All full-time employees are eligible to participate in the Plan, effective upon their date of hire. The Plan allows eligible employees to purchase shares of common stock on a quarterly basis at the lesser of 85% of the fair market value on the beginning or ending dates of the period. During 1998, no shares were issued under the Plan.

The Company sponsors a discretionary 401(k) profit sharing plan and trust covering employees who are over 18 years of age and have completed 90 days of service. The Company made no contributions to the Plan in 1998 and 1997.

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

          Balance Sheet - December 31, 1998 and 1997.

          Statement of Operations  - Years Ended December 31, 1998 and 1997.

          Statement of Stockholders' Equity  - Years Ended December 31,
             1998 and 1997.

          Statement of Cash Flows - Years ended December 31, 1998 and 1997.

          Notes to Financial Statements.

          Report of Independent Auditors.

          Financial Data Schedule.

     2. Financial Statement Schedules: The following financial statement schedules of the Company for the fiscal year ended December 31, 1998 are filed as part of this Report and should be read in conjunction with the Financial Statements of the Company.

   None

     3. Exhibits: The exhibits listed in the following Index to Exhibits are filed as a part of, or incorporated by reference into this Report.

         Exhibit    Form SB-2*
           No.      Exhibit No.       Description
           ---      -----------       -----------
         (3) (i)         3.1       Certificate of Incorporation
         (3) (ii)        3.2       By-laws
         (10)                      Material contracts.
         (10) (xxiii)              Video Dynamics, Inc. Asset Purchase Agreement
                                     - filed herewith

                      Footnote No.
                      ------------
         (11)              1.      Statement regarding computation of
                                     per share earnings
         (13)              2.      Annual report to security holders,
                                     Form 10-Q or quarterly report to
                                     security holders
         (24)              3.      Contained in the Report of
                                     Independent Auditors
         (25)              3.      Power of Attorney - filed herewith

* Incorporated by reference to the exhibit filed with the Registrants Registration Statement on Form SB-2 filed March 26, 1994, and amended on April 27, 1994, which became effective on May 10, 1994.

1. Incorporated by reference to Company's Annual Report to Shareholders.
2. Incorporated by reference to Company's Annual Report to Shareholders.
3. Filed herewith, see following page

(b)  Reports on Form 8-K

         None


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       VIDEOLABS, INC.




                                                    By:  /s/  James W. Hansen
                                                       -----------------------
                                                       James W. Hansen
                                                       President and CEO
Dated: March 31, 1999

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


         Signature                     Title                               Date
         ---------                     -----                               ----
/s/James W. Hansen
------------------
James W. Hansen               President, Treasurer                        March 31, 1999
                              Chief Executive Officer, Director
                              and Chairman of the Board of Directors

/s/ Ward C. Johnson
-------------------
Ward C. Johnson               Director                                    March 31, 1999


/s/ Richard F. Craven
---------------------
Richard F. Craven             Director                                    March 31, 1999


/s/ John A. Collins
-------------------
John A. Collins               Director                                    March 31, 1999