Form 10QSB
period 1999-03-31
VIDEOLABS INC
filed 1999-05-12
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999.

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 6, 1999: 4,505,562


Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VIDEOLABS, INC.

                         INTERIM CONDENSED BALANCE SHEET

                                                                                               MARCH 31,        DECEMBER 31,
                                                                                                 1999               1998
                                                                                               UNAUDITED          AUDITED
                                                                                              ------------      ------------
                                     ASSETS
Current assets
   Cash and cash equivalents ............................................................     $  1,536,532      $  1,514,561
   Certificate of deposit-restricted (Note 4) ...........................................          158,000           158,000
   Accounts Receivable, less allowance for doubtful accounts of $36,233 on March 31,
     1999 and  $30,000 on December 31, 1998 .............................................          731,771           664,172
   Interest Receivable ..................................................................            8,959             6,688
   Inventories ..........................................................................        1,252,275         1,616,990
   Deferred income taxes ................................................................          125,000           125,000
   Prepaid expenses .....................................................................           36,120            50,457
                                                                                              ------------      ------------
     Total Current assets ...............................................................        3,848,657         4,135,868

Property and Equipment
   Office and computer equipment ........................................................          448,416           446,832
   Machinery and equipment ..............................................................          127,391           127,391
   Tooling ..............................................................................          516,958           488,225
   Leasehold improvements ...............................................................           45,016            45,016
                                                                                              ------------      ------------
   Total equipment ......................................................................        1,137,781         1,107,464
       Less accumulated depreciation ....................................................          693,593           638,161
                                                                                              ------------      ------------
       Net  equipment ...................................................................          444,188           469,303

Other Assets
   Patents, net .........................................................................          172,198           179,340

       Total assets .....................................................................     $  4,465,043      $  4,784,511
                                                                                              ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable .....................................................................     $    216,174      $    658,089
   Current maturities of long-term debt .................................................           22,071            22,071
   Customer deposits and other liabilities ..............................................           12,263             6,114
   Accrued compensation .................................................................           24,816            28,358
   Purchase commitments, reserves and other .............................................          127,501            81,303
                                                                                              ------------      ------------
     Total current liabilities ..........................................................          402,825           795,935

Long-Term Debt, net of current maturities ...............................................           20,112            24,300

Stock holders' Equity
   Common stock, $.01 par value; Authorized  20,000,000 shares issued and outstanding,
    4,505,562 shares at March 31, 1999 and  4,457,471 shares at December 31, 1998 .......           44,776            44,574
   Additional paid in capital ...........................................................        6,403,521         5,553,553
   Accumulated deficit ..................................................................       (2,406,191)       (2,478,474)
                                                                                              ------------      ------------
     Total stockholders' equity .........................................................        4,042,106         3,964,276
                                                                                              ------------      ------------
       Total liabilities and stockholders' equity .......................................     $  4,465,043      $  4,784,511
                                                                                              ============      ============

                    INTERIM CONDENSED STATEMENT OF OPERATIONS

                                                                            Three Months Ended
                                                                            ------------------
                                                                                 March 31
                                                                                 --------
                                                                          1999              1998
                                                                          ----              ----
Sales............................................................     $  1,855,865      $  1,208,843
Cost of goods sold ..............................................        1,152,322           666,802
                                                                      ------------      ------------

Gross profit ....................................................          703,543           542,041
Selling, general and administrative expenses ....................          647,612           512,569
                                                                      ------------      ------------
Operating Income ................................................           55,931            29,472
Other income  (expense)
Interest income .................................................           17,039            22,411
Interest expense ................................................             (781)           (1,484)
Gain or (loss) on sale of assets ................................               94                 0
                                                                      ------------      ------------
Total other income (expense) ....................................           16,352            20,927
Income Tax Benefit ..............................................                0                 0
                                                                      ------------      ------------
Net Income.......................................................     $     72,283      $     50,399
                                                                      ============      ============

Basic earnings per common share .................................     $       0.02      $       0.02

Weighted average shares outstanding (Note 3) ....................        4,505,562         3,285,143

Diluted earnings per common share ...............................     $       0.02      $       0.01

Diluted shares outstanding (Note 3) .............................        4,553,465         4,252,163


                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS

                                                                           THREE  MONTHS ENDED
                                                                                 MARCH 31
                                                                                 --------
                                                                          1999               1998
                                                                      ------------      ------------
Cash Flows From Operations:
     Net cash provided by operations ............................     $     46,742      $   (109,312)

Cash Flows From Investing:
     Capital expenditures .......................................          (30,318)          (65,739)
     Proceeds from maturities of certificates of deposit ........                0            17,500
                                                                      ------------      ------------
     Net cash from investing ....................................          (30,318)          (48,239)

Cash Flows From Financing:
     Issuance of common stock and warrants ......................           42,000                 0
     Repurchase of common stock and warrants ....................          (36,454)           (6,731)
                                                                      ------------      ------------
       Net cash from (used for) financing .......................            5,546            (6,731)
                                                                      ------------      ------------

Net increase (decrease) in cash and cash equivalents ............           21,970          (164,282)

Cash and cash equivalents at beginning of period ................        1,514,561         1,746,928
                                                                      ------------      ------------

Cash and cash equivalents at end of period ......................     $  1,536,531      $  1,582,646
                                                                      ============      ============


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

                                                             MARCH 31,
                                                       1999            1998
                                                       ----            ----

Weighted average common shares outstanding for
      Basic earnings per share                       4,505,562      3,285,143

Effect of dilutive securities:
      Stock Options and Warrants                        47,903        967,020
                                                     ---------      ---------

Shares used in diluted earnings per share            4,553,465      4,252,163
                                                     =========      =========

NOTE 4.  CERTIFICATES OF DEPOSIT

         At March 31, 1999, restricted certificates of deposit, served as collateral for one irrevocable letter of credit.

NOTE 5.  INCOME TAXES

         During 1997 and 1998, the Company recorded a net deferred tax asset of $125,000, reflecting the benefit of approximately $1,758,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation.

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

         Sales for the quarter ended March 31, 1999 were $1,855,865 compared to $1,208,843 for the first quarter of 1998, an increase of 54 percent. This increase is attributed to an increase in new product sales and new private label sales and sales in the Internet Division and Healthcare Division, which were non-existent in the first quarter of 1998.

         During the first quarter ending March 31, 1999, sales in North and South America, Europe and Asia/Pacific were 77%, 21% and 2% compared to 64%, 32% and 4% for the same quarter in 1998. The decrease in European sales is attributable to the increase in competition in the European market. The decrease in the Asia/Pacific sales is attributable to the depressed Asian economy and the Company's decision to pull sales and marketing efforts out of the Asia/Pacific market until the economy is more stable.

         The Company is actively working on acquisitions and new product development. The Company announced on April 27, 1999 that it had signed a letter of intent to acquire Acoustic Communications, Inc. located in Plymouth, Minnesota. Acoustic Communication Systems, Inc. is the leading independent provider of collaboration solutions involving data and video conferencing in the Midwest and one of the largest value added resellers of Picturetel and Polycom communication equipment in the country. Acoustic is also a manufacturer of several peripheral devices (carts, speakers, furniture, microphones, etc.) for video based solutions and recently launched an E-commerce site, www.meetingroomtools.com. The Company anticipates a late June 1999 closing.

         Gross margins of the Company are determined by deducting from sales all materials, labor, packaging, manuals and related overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Royalty costs and commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the first quarter of 1999 was $703,543 or 38% as compared to $542,041 or 45% for the first quarter of 1998. This decrease in gross margin as a percentage of revenues is mainly attributable to the increased sales to lower-margin Original Equipment Manufacturer (OEM) customers. The Company has a goal to maintain gross margins in the 40% range, but there is no assurance that it will be able to do so.

         Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses increased from $512,569 in the first quarter of 1998 to $647,612 in the first quarter of 1999. The Company attributes this increase to the direct expenses related the Healthcare division, which was non-existent in the first quarter of 1998. The Company continues its efforts in cost control. However, the Company is actively developing new products that will result in an increase in research and development expenses and sales and marketing expenses to initiate new product launches.

         Operating income for the first quarter of 1999 was $55,931 compared to operating income of $29,472 for the same period in 1998. The increase in operating income is a result of the increase in sales, which more than offset the increase in operating expenses for the first quarter of 1999 as discussed above.

         Other income and expenses consist of interest income on the investment of cash and interest expense.

         As of March 31, 1999, the Company had an estimated net deferred tax asset of $125,000, reflecting the benefit of approximately $1,758,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation. If the Company continues to be profitable, additional tax benefit may be recorded.

         Net income for the first quarter of 1999 was $72,283 compared to a net income of $50,399 for the first quarter of 1998. Management attributes this increase in profit to the Company's increase in sales.

         Basic and fully diluted earnings per share for the quarter ended March 31, 1999 were computed based on the weighted average number of shares outstanding, plus the shares that would be outstanding assuming exercise of options and warrants which are considered to be common stock equivalents, less the shares assumed to be acquired by the Company using the proceeds from the assumed exercise of options and warrants based on market prices. Basic and fully diluted shares considered outstanding were 4,505,562 and 4,553,465, respectively for the quarter ended March 31, 1999. Basic and fully diluted shares considered outstanding were 3,285,143 and 4,252,163, respectively for the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operating activities totaled $46,742 for the quarter ended March 31, 1999 compared to cash used for operating activities of $109,312 for the quarter ended March 31, 1998. The approximately $150,000 improvement in cash from operations is due primarily to cash provided by decreases in inventories and an increase in net income.

         Net cash used for investing activities totaled $30,318 for the first quarter of 1999 compared to cash used for investing activities of $48,239 for the first quarter of 1998. The cash used in the first quarter of 1998 and 1999 was for capital equipment purchases.

         Net cash used for financing activities in the first quarter of 1999 was $36,454 for the purchase of Company common stock as part of the Company's stock buy back plan. The cash provided from financing in the first quarter of 1999 was proceeds from the issuance of common stock from the exercising of warrants. Net cash used from financing activities for the first quarter of 1998 was $6,731 for the purchase of Company warrants.

         During the quarter ending March 31, 1999 certain warrantholders have exercised a total of 61,090 warrants at an exercise price of $0.6875. The Company received a total of $42,000 in proceeds from the exercise of these warrants into the Company's common stock.

         The board of directors of the Company approved in March of 1997 a stock buy back of 100,000 shares and in May of 1998 a stock buy back of another 100,000 shares. In November 1998, the Company's Board of Directors approved a third stock buy back of up to 1,000,000 shares of the Company's common stock. The Company has repurchased approximately 360,000 shares of the Company's common stock in private and public transactions and retired all shares repurchased.

         Working capital and liquidity, which consists principally of cash, receivables and inventories, was $3,445,832 at March 31, 1999 and $3.339.933 at December 31, 1998. The ratio of current assets to current liabilities was 10:1 at March 31, 1999 and 5:1 at December 31, 1998.

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

         Assessment Phase - This phase includes establishing a Year 2000 team and investigating how Year 2000 issues may impact the Company, both in terms of the specific aspects of the business which could be affected, and the consequences to the Company if it is not prepared. The Company has completed the internal systems assessment phase and has identified the systems that the Company believes to be critical to the continued operations of the Company. The Company will continue to assess the impact of year 2000 readiness from its suppliers and customers over the next 3 months.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

         On April 27, 1999 the Company announced that VideoLabs, Inc. signed a letter of intent to acquire Acoustic Communication Systems, Inc. This purchase requires shareholder approval. The Company has postponed its Annual Meeting that was scheduled for May 19, 1999 until late June. New proxy materials detailing this action and a new meeting date will be mailed to shareholders of record in late May.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601.

None

(b)  Reports on Form 8-K

None

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VIDEOLABS, INC.


Date:   May 12, 1999              By:    /s/  James Hansen
      ----------------------             -----------------
                                         James W. Hansen
                                         President,  CEO, Treasurer and Chairman