Form 10QSB
period 1999-06-30
VIDEOLABS INC
filed 1999-08-16
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999.

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT

       For the transition period from ___________________ to ___________________

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

       State the number of shares outstanding of each of the issuer's classes of common equity, as of August 6, 1999: 4,505,562


Transitional Small Business Disclosure Format (check one):   Yes ___ No X

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VIDEOLABS, INC.

                         INTERIM CONDENSED BALANCE SHEET


                                                                                            JUNE 30,      DECEMBER 31,
                                                                                             1999            1998
                                                                                           UNAUDITED        AUDITED
                                                                                          -----------     -----------
                                     ASSETS
Current assets
   Cash and cash equivalents .........................................................    $ 1,765,002     $ 1,514,561
   Certificate of deposit-restricted (Note 4) ........................................        158,000         158,000
   Accounts Receivable, less allowance for doubtful accounts of  $38,043 on June 30,
      1999 and  $30,000 on December 31, 1998 .........................................        928,501         664,172
   Interest Receivable ...............................................................          1,678           6,688
   Inventories .......................................................................      1,090,627       1,616,990
   Deferred income taxes .............................................................        150,000         125,000
   Prepaid expenses ..................................................................         50,367          50,457
                                                                                          -----------     -----------
      Total Current assets ...........................................................      4,144,175       4,135,868

Property and Equipment
   Office and computer equipment .....................................................        479,595         446,832
   Machinery and equipment ...........................................................        127,391         127,391
   Tooling ...........................................................................        524,058         488,225
   Leasehold improvements ............................................................         45,016          45,016
                                                                                          -----------     -----------
   Total equipment ...................................................................      1,176,060       1,107,464
         Less accumulated depreciation ...............................................        748,800         638,161
                                                                                          -----------     -----------
         Net  equipment ..............................................................        427,260         469,303

Other Assets
   Patents, net ......................................................................        165,055         179,340

         Total assets ................................................................    $ 4,736,490     $ 4,784,511
                                                                                          ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ..................................................................    $   393,747     $   658,089
   Current maturities of long-term debt ..............................................         22,071          22,071
   Customer deposits and other liabilities ...........................................          9,937           6,114
   Accrued compensation ..............................................................         41,367          28,358
   Purchase commitments, reserves and other ..........................................        147,692          81,303
                                                                                          -----------     -----------
      Total current liabilities ......................................................        614,814         795,935

Long-Term Debt, net of current maturities ............................................         17,495          24,300

Stock holders' Equity
   Common stock, $.01 par value; Authorized  20,000,000 shares issued and outstanding,
    4,472,562 shares at June 30, 1999 and  4,457,471 shares at December 31, 1998 .....         44,726          44,574
   Additional paid in capital ........................................................      6,397,692       5,553,553
   Accumulated deficit ...............................................................     (2,338,237)     (2,478,474)
                                                                                          -----------     -----------
      Total stockholders' equity .....................................................      4,104,181       3,964,276
                                                                                          -----------     -----------
         Total liabilities and stockholders' equity ..................................    $ 4,736,490     $ 4,784,511
                                                                                          ===========     ===========

                    INTERIM CONDENSED STATEMENT OF OPERATIONS


                                                                            Three Months Ended           Six  Months Ended

                                                                                 June 30                     June 30
                                                                                 -------                     -------
                                                                            1999          1998          1999          1998
                                                                         ----------    ----------    ----------    ----------
Sales...............................................................     $1,879,334    $1,906,266    $3,735,199    $3,115,109
Cost of goods sold ..................................................     1,157,515     1,155,564     2,309,836     1,822,156
                                                                         ----------    ----------    ----------    ----------
Gross profit ........................................................       721,819       750,912     1,425,363     1,292,953
Selling, general and administrative expenses ........................       695,554       728,753     1,343,166     1,241,321
                                                                         ----------    ----------    ----------    ----------
Operating Income ....................................................        26,265        22,159        82,197        51,632
Other income  (expense)
Interest, net .......................................................        16,690        20,227        33,041        41,154
Loss on sale of assets ..............................................             0             0             0             0
                                                                         ----------    ----------    ----------    ----------
Total other income (expense) ........................................        16,690        20,227        33,041        41,154
Income Tax Benefit ..................................................        25,000        25,000        25,000        25,000
                                                                         ----------    ----------    ----------    ----------
Net Income..........................................................     $   67,955    $   67,386    $  140,238    $  117,786
                                                                         ==========    ==========    ==========    ==========

Basic earnings per common share .....................................    $     0.02    $     0.02    $     0.03    $     0.03

Weighted average shares outstanding .................................     4,505,562     3,920,221     4,505,562     3,920,221

Diluted earnings per common share ...................................    $     0.02    $     0.01    $     0.03    $     0.03

Diluted shares outstanding ..........................................     4,589,784     4,627,189     4,589,784     4,627,189


                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS


                                                                  SIX  MONTHS ENDED
                                                                      JUNE 30
                                                                1999            1998
                                                             -----------     -----------
Cash Flows From Operations:
      Net cash provided by operations ...................    $   344,371     $  (109,312)

Cash Flows From Investing:
      Capital expenditures ..............................        (93,597)        (65,739)
      Proceeds from maturities of certificates of deposit              0          17,500
                                                             -----------     -----------
      Net cash from investing ...........................        (93,597)        (48,239)

Cash Flows From Financing:
      Issuance of common stock and warrants .............         42,000               0
      Repurchase of common stock and warrants ...........        (42,333)         (6,731)
                                                             -----------     -----------
         Net cash from (used for) financing .............           (333)         (6,731)
                                                             -----------     -----------

Net increase (decrease) in cash and cash equivalents ....        250,441        (164,282)

Cash and cash equivalents at beginning of period ........      1,514,561       1,746,928
                                                             -----------     -----------

Cash and cash equivalents at end of period ..............    $ 1,765,002     $ 1,582,646
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
                                                         JUNE 30,
                                                    1999         1998
                                                  ---------    ---------

Weighted average common shares outstanding for
      Basic earnings per share                    4,505,562    3,920,221

Effect of dilutive securities:
      Stock Options and Warrants                     84,222      706,968
                                                  ---------    ---------

Shares used in diluted earnings per share         4,589,784    4,627,189
                                                  =========    =========

NOTE 4.  CERTIFICATES OF DEPOSIT

              At June 30, 1999, restricted certificates of deposit, served as collateral for one irrevocable letter of credit.

NOTE 5.  INCOME TAXES

              During 1998 and the second quarter of 1999, the Company recorded a net deferred tax asset of $25,000, reflecting the benefit of approximately $1,758,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

              Sales for the quarter ended June 30, 1999 were $1,879,334 compared to $1,906,266 for the second quarter of 1998, a decrease of 1.5%. This decrease was primarily due to an inability to fill existing orders due to a shortage in component parts and weakness in the sales of the healthcare products group. Sales for the six months ended June 30, 1999 were $3,735,199 vs. $3,115,109, an increase of 20%. This increase is attributed to an increase in new product sales, increased private label sales and sales in the Internet and healthcare divisions, which were added over the past twelve months.

              During the first six months of 1999, sales in North and South America, Europe and Asia/Pacific were 69%, 29% and 2% compared to 74%, 24% and 2% for the same six months in 1998. The increase in European sales is attributable to the increase in market acceptance of the Company's new products. The stagnation of the Asia/Pacific sales is attributable to the depressed Asian economy and the Company's decision to pull sales and marketing efforts out of the Asia/Pacific market until the economy is more stable.

              The Company is actively working on acquisitions and new product development. The Company announced on April 27, 1999 that it had signed a letter of intent to acquire Acoustic Communication Systems, Inc. located in Plymouth, Minnesota. Acoustic Communication Systems, Inc. is the leading independent provider of collaboration solutions involving data and video conferencing in the Midwest and one of the largest value added resellers of Picturetel and Polycom communication equipment in the country. Acoustic is also a manufacturer of several peripheral devices (carts, speakers, furniture, microphones, etc.) for video based solutions and recently launched an E-commerce site, www.meetingroomtools.com. The acquisition was approved by shareholders on July 13, 1999 and closed on August 3, 1999.

              Gross margins of the Company are determined by deducting from sales all materials, labor, packaging, manuals and related overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Royalty costs and commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the second quarter of 1999 was $721,819 or 38% as compared to $750,912 or 39% for the second quarter of 1998. This decrease in gross margin as a percentage of revenues is mainly attributable to the increased sales to lower-margin Original Equipment Manufacturer (OEM) customers. For the six months ended June 30, 1999, the gross margin was $1,425,363 (38%) vs. $1,292,953 (41%) attributable again to the increase in OEM revenues. The Company has a goal to maintain gross margins in the 40% range, but there is no assurance that it will be able to do so.

              Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses decreased from $728,753 in the second quarter of 1998 to $695,554 in the second quarter of 1999. For six months expenses have increased from $1,241,321 to $1,343,166. This increase is related to the Company's efforts to initiate an Internet division, invest in new product development and sales and marketing expenses related to new product launches.

              Operating income for the second quarter of 1999 was $26,265 compared to operating income of $22,159 for the same period in 1998. For the six months ended June 30, 1999 operating income increased from $51,632 to $82,197 or an increase of 60% primarily a result of increased sales.

              Other income and expenses consist of interest income on the investment of cash and interest expense.

              As of June 30, 1999, the Company had an estimated net deferred tax asset of $150,000, reflecting the benefit of approximately $1,758,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation. If the Company continues to be profitable, additional tax benefit may be recorded.

              Net income for the second quarter of 1999 was $67,955 compared to a net income of $67,386 for the second quarter of 1998. Net income for the six months ended June 30, 1999 increased from $117,786 in 1998 to $140,238 in 1999 consistent with the increase in sales.

              Basic and fully diluted earnings per share for the quarter ended June 30, 1999 were computed based on the weighted average number of shares outstanding, plus the shares that would be outstanding assuming exercise of options and warrants which are considered to be common stock equivalents, less the shares assumed to be acquired by the Company using the proceeds from the assumed exercise of options and warrants based on market prices. Basic and fully diluted shares considered outstanding were 4,505,562 and 4,589,784, respectively for the quarter ended June 30, 1999. Basic and fully diluted shares considered outstanding were 3,920,221 and 4,627,189, respectively for the quarter ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

              Net cash provided from operating activities totaled $344,371 for the six months ended June 30, 1999 compared to cash used for operating activities of $109,312 for the six months ended June 30, 1999. The approximately $450,000 improvement in cash from operations is due primarily to cash provided by decreases in inventories and an increase in net income.

              Net cash used for investing activities totaled $93,597 for the six months of 1999 compared to cash used for investing activities of $65,739 for the six months of 1998. The cash used in the first half of 1998 and 1999 was for capital equipment and tooling purchases.

              Net cash used for financing activities in the first six months of 1999 was $42,333 for the purchase of Company common stock as part of the Company's stock buy back plan. The cash provided from financing in the first half of 1999 was proceeds from the issuance of common stock from the exercising of warrants. Net cash used from financing activities for the first half of 1998 was $6,731 for the purchase of Company warrants.

              During the first half of 1999 certain warrantholders have exercised a total of 61,090 warrants at an exercise price of $0.6875. The Company received a total of $42,000 in proceeds from the exercise of these warrants into the Company's common stock. Net cash used for financing was $333.

              The board of directors of the Company approved in March of 1997 a stock buy back of 100,000 shares and in May of 1998 a stock buy back of another 100,000 shares. In November 1998, the Company's Board of Directors approved a third stock buy back of up to 1,000,000 shares of the Company's common stock. The

Company has repurchased approximately 375,000 shares of the Company's common stock in private and public transactions and retired all shares repurchased.

              Working capital and liquidity, which consists principally of cash, receivables and inventories, was $3,563,361 at June 30, 1999 and $3,339,933 at December 31, 1998. The ratio of current assets to current liabilities was 7:1 at June 30, 1999 and 5:1 at December 31, 1998.

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


Date:   August 16, 1999         By:      /s/  James Hansen
      -----------------                  -----------------
                                         James W. Hansen
                                         President,  CEO, Treasurer and Chairman