Form 10QSB
period 1999-09-30
VIDEOLABS INC
filed 1999-11-15
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

      [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 1999: 5,675,440


Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VIDEOLABS, INC.

                         INTERIM CONDENSED BALANCE SHEET

                                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                                 1999                1998
                                                                                               UNAUDITED            AUDITED
                                                                                             -------------      -------------
                                     ASSETS
Current assets
   Cash and cash equivalents ..............................................................  $     605,428      $   1,514,561
   Certificate of deposit-restricted (Note 3) .............................................        158,000            158,000
   Accounts Receivable, less allowance for doubtful accounts of $65,543 on September 30,
      1999 and $30,000 on December 31, 1998 ...............................................      4,065,508            664,172
   Interest Receivable ....................................................................          3,583              6,688
   Inventories ............................................................................      3,459,755          1,616,990
   Deferred income taxes ..................................................................        150,000            125,000
   Prepaid expenses .......................................................................        108,074             50,457
                                                                                             -------------      -------------
      Total Current assets ................................................................      8,550,348          4,135,868

Property and Equipment
   Office and computer equipment ..........................................................        640,440            446,832
   Machinery and equipment ................................................................        324,218            127,391
   Tooling ................................................................................        653,651            488,225
   Leasehold improvements .................................................................         50,203             45,016
                                                                                             -------------      -------------
   Total equipment ........................................................................      1,668,512          1,107,464
         Less accumulated depreciation ....................................................        829,540            638,161
                                                                                             -------------      -------------
         Net equipment ....................................................................        838,972            469,303

Other Assets
   Patents, net ...........................................................................        157,912            179,340
   Goodwill, net (Note 8) .................................................................      2,027,414                  0
                                                                                             -------------      -------------

         Total assets .....................................................................  $  11,574,646      $   4,784,511
                                                                                             =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable .......................................................................  $   2,795,129      $     658,089
   Bank line of credit (Note 5) ...........................................................        810,217                  0
   Note Payable - Non Compete (Note 7) ....................................................        750,000                  0
   Unearned Maintenance Contracts .........................................................        466,806                  0
   Current maturities of long-term debt ...................................................         51,622             22,071
   Customer deposits and other liabilities ................................................         19,217              6,114
   Accrued compensation ...................................................................        221,580             28,358
   Purchase commitments, reserves and other ...............................................        519,220             81,303
                                                                                             -------------      -------------
      Total current liabilities ...........................................................      5,633,791            795,935

Long-Term liabilities
   Long-Term Debt, net of current maturities ..............................................        103,244             24,300
   Bank Note Payable ......................................................................        268,561                  0

Stock holders' Equity
   Common stock, $.01 par value; Authorized 20,000,000 shares issued and outstanding,
   5,675,440 shares at September 30, 1999 and 4,457,471 shares at December 31, 1998 .......         56,755             44,574
   Additional paid in capital .............................................................      7,494,437          6,398,176
   Accumulated deficit ....................................................................     (1,982,142)        (2,478,474)
                                                                                             -------------      -------------
      Total stockholders' equity ..........................................................      5,569,050          3,964,276
                                                                                             -------------      -------------
         Total liabilities and stockholders' equity .......................................  $  11,574,646      $   4,784,511
                                                                                             =============      =============

                    INTERIM CONDENSED STATEMENT OF OPERATIONS

                                                              Three Months Ended               Nine Months Ended
                                                              ------------------               -----------------
                                                                 September 30                     September 30
                                                                 ------------                     ------------
                                                            1999             1998             1999            1998
                                                            ----             ----             ----            ----
Sales .............................................    $  4,276,564     $  1,475,348     $  8,011,764    $  4,590,458
Cost of goods sold ................................       2,376,764          924,328        4,686,600       2,746,485
                                                       ------------     ------------     ------------    ------------
Gross profit ......................................       1,899,800          551,020        3,325,164       1,843,973
Selling, general and administrative expenses ......       1,534,690          685,250        2,877,856       1,926,571
                                                       ------------     ------------     ------------    ------------
Operating Income (loss) ...........................         365,110         (134,230)         447,308         (82,598)
Other income (expense)
Interest income (expense) .........................          (9,015)          23,321           24,026          64,474
Loss or Gain on sale of assets ....................               0                0                0               0
                                                       ------------     ------------     ------------    ------------
Total other income (expense) ......................          (9,015)          23,321           24,026          64,474
Income Tax Benefit ................................               0                0           25,000          25,000
                                                       ------------     ------------     ------------    ------------
Net Income (loss) .................................    $    356,095     $   (110,909)    $    496,334    $      6,876
                                                       ============     ============     ============    ============

Basic earnings per common share ...................    $       0.06     $      (0.03)    $       0.09    $       0.00

Shares outstanding ................................       5,675,440        4,352,124        5,675,440       4,352,124

Diluted earnings per common share .................    $       0.06     $      (0.03)    $       0.09    $       0.00

Diluted shares outstanding ........................       5,753,735        4,401,670        5,753,735       4,401,670



                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                                   ------------
                                                                              1999              1998
                                                                              ----              ----
Cash Flows From Operations:
      Net cash provided by operations ..............................     $    135,842      $    (79,255)

Cash Flows From Investing:
      Capital expenditures .........................................         (379,166)         (387,116)
      Business Combinations ........................................       (1,057,103)
      Cash included in Acquisition .................................          304,847
      Proceeds from maturities of certificates of deposit ..........                0            94,500
                                                                         ------------      ------------
      Net cash from (used for) investing ...........................       (1,131,422)         (371,871)

Cash Flows From Financing:
      Issuance of common stock and warrants ........................           50,100           964,570
      Bank Line of Credit ..........................................           (6,032)
      Capital Leases ...............................................          115,784
      Term Note Payable ............................................           (9,014)
      Repurchase of common stock and warrants ......................          (64,391)         (126,231)
                                                                         ------------      ------------
         Net cash from (used for) financing ........................           86,447           838,339
                                                                         ------------      ------------

Net increase (decrease) in cash and cash equivalents ...............         (909,133)          466,468

Cash and cash equivalents at beginning of period ...................        1,514,561         1,746,928
                                                                         ------------      ------------

Cash and cash equivalents at end of period .........................     $    605,428      $  2,213,396
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

                                                      SEPTEMBER 30,
                                                    1999         1998
                                                    ----         ----

Weighted average common shares outstanding for
      Basic earnings per share                    5,675,440    4,352,124

Effect of dilutive securities:
      Stock Options and Warrants                     78,295       49,546
                                                  ---------    ---------

Shares used in diluted earnings per share         5,753,735    4,401,670
                                                  =========    =========

NOTE 3. CERTIFICATES OF DEPOSIT

         At September 30, 1999 and December 31, 1998, restricted certificates of deposit, served as collateral for one irrevocable letter of credit.

NOTE 4. INCOME TAXES

         During 1998 and the second quarter of 1999, the Company recorded a net deferred tax asset of $125,000 and $25,000 respectively, reflecting the benefit of approximately $1,758,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation.

NOTE 5. BANK LINE OF CREDIT

         On August 3, 1999 as part of the acquisition of Acoustic Communication Systems, Inc. an $800,000 short-term, working capital, loan from the Franklin National Bank was assumed by VideoLabs, Inc. The loan bore interest at the rate of 9% and was due on September 9, 1999. The note was extended to October 1, 1999 and was paid in full, including interest, on that date.

         On September 29, 1999 a $2,000,000 revolving note that expires on September 28, 2001 was signed. Interest on the note is computed on the basis of the actual number of days elapsed and a 360 day year, at an annual rate equal to one and a half percent (1.5%) per annum in excess of the Prime Rate of Norwest Bank of Minnesota, NA. The note requires a minimum interest rate of 9% per annum but interest in any month may not be less than $7,900. The lender may demand payment on the note at any time. The note may be prepaid at any time with substantial penalties unless renewed with a lending group entity in which case penalties do not apply.

NOTE 6. ACQUISITION - ACOUSTIC COMMUNICATION SYSTEMS, INC.

         On August 3, 1999, the Company closed on the acquisition of Acoustic Communication Systems, Inc. Mr. Sheeley, the owner of Acoustic Communication Systems, Inc. was given merger consideration of $500,000 cash and 1,209,678 common shares which equals $1,500,000 in value based on an average share price of $1.24 of the ten trading days immediately preceding the closing of the merger.

NOTE 7. NOTE PAYABLE - NON COMPETE

         On August 3, 1999, as a part of the acquisition of Acoustic Communication Systems, Inc., Mr. Sheeley, the owner of Acoustic Communication Systems, Inc. was given a $750,000 note in consideration for his agreement to not compete with the Company in any business competitive with the business of Acoustic Communication Systems, Inc. or VideoLabs, Inc. for a period of twelve years. The note is due on April 7, 2000. Mr. Sheeley, at his discretion may defer payment of the note in whole, or in part for up to twelve one year periods in which event the note shall accrue interest at the Company's short term cost of borrowing. Should Mr. Sheeley leave the employment of the Company and violate the non-compete the unamortized portion of the non-compete is immediately due and payable back to the Company.

NOTE 8. GOODWILL

         In connection with the Acquisition of Acoustic Communication Systems, Inc. the Company recorded goodwill in the amount of $2,067,414. For book purposes the Company discounted the $1,500,000 value of restricted shares to $1,122,732 because of the lack of marketability. All goodwill except the goodwill related to the non-compete is being amortized over a period of ten years for both book and tax purposes. $750,000 of the goodwill related to the non-compete is being amortized over a period of 12 years for both book and tax purposes.

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

         Sales for the quarter ended September 30, 1999 were $4,276,564 compared to $1,475,348 for the third quarter of 1998, an increase of 190%. This increase was primarily due to increased sales of the Company's video camera lines and two months of operations of Acoustic Communication Systems, Inc. that was acquired August 3, 1999. Sales for the nine months ended September 30, 1999 were $8,011,764 compared to $4,590,458 for the nine months ended September 30, 1998, an increase of 75%. This increase is attributed to an increase in new product sales, increased private label sales, sales in the Internet and revenues derived from the recently acquired Acoustic Communication Systems, Inc. Sales during the two months ended September 30, 1999 by Acoustic Communication Systems, Inc. were $2,155,553.

         The Company closed on the acquisition of Acoustic Communication Systems, Inc. located in Plymouth, Minnesota on August 3, 1999. Acoustic Communication Systems, Inc. is the leading independent provider of collaboration solutions involving data and video conferencing in the Midwest and one of the largest value added resellers of Picturetel and Polycom communication equipment in the country. Acoustic is also a manufacturer of several peripheral devices (carts, speakers, furniture, microphones, etc.) for video based solutions and recently launched an E-commerce site, www.meetingroomtools.com. The Company continues to pursue other synergistic acquisitions that can add to our core capabilities and improve earnings per share.

         During the first nine months of 1999, sales of the VideoLabs product lines in North and South America, Europe and Asia/Pacific were 85%, 14% and 1% compared to 75%, 23% and 2% for the same nine months in 1998. The decrease in the European sales percentage is attributable to the increase in domestic sales due to the acquisition of Acoustic Communication Systems, Inc., which is not active in international markets. The stagnation of the Asia/Pacific sales is attributable to the depressed Asian economy although the Company recently has had renewed interest in new products from former Asia/Pacific customers.

         Gross margins of the Company are determined by deducting from sales all materials, labor, packaging, manuals and overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Royalty costs and commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the third quarter of 1999 was $1,899,800 or 44% as compared to $551,020 or 37% for the third quarter of 1998. This increase in gross margin as a percentage of revenues is mainly attributable to the increased sales of newly developed higher-margin products, increased volume of video camera sales that absorb fixed costs and the addition of the favorable gross margins of Acoustic Communication Systems. For the nine months ended September 30, 1999, the gross margin was $3,325,164 or 41% as compared to $1,843,973 or 40% attributable to sales of higher margin products, increased manufacturing volume and favorable gross margin revenues of Acoustic Communication Systems. The Company has a goal to maintain gross margins in the 40% range, but there is no assurance that it will be able to do so.

         Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses increased from $685,250 in the third quarter of 1998 to $1,534,690 in the third quarter of 1999. For nine months expenses have increased from $1,926,571 to $2,877,856. This increase is related to the Company's efforts to initiate an Internet division, invest in new product development and sales and marketing expenses related to new product launches and the additional selling, general and administrative expenses of the newly acquired Acoustic Communication Systems, Inc.

         Operating income for the third quarter of 1999 was $365,110 compared to operating loss of $134,230 for the same period in 1998. For the nine months ended September 30, 1999 operating income increased from a loss of $82,598 to a profit of $447,308 primarily a result of increased sales of higher margin products and the margins generated by the newly acquired Acoustic Communication systems, Inc. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $492,994 in the quarter.

         Other income and expenses consist of interest income on the investment of cash and interest expense.

         As of September 30, 1999, the Company had an estimated net deferred tax asset of $150,000, reflecting the benefit of approximately $1,758,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation. If the Company continues to be profitable, additional tax benefit may be recorded.

         Net income for the third quarter of 1999 was $356,095 compared to a net loss of $110,909 for the third quarter of 1998. Net income for the nine months ended September 30, 1999 increased from $6,876 in 1998 to $496,334 in 1999.

         Basic and fully diluted earnings per share for the quarter ended September 30, 1999 were computed based on the weighted average number of shares outstanding, plus the shares that would be outstanding assuming exercise of options and warrants which are considered to be common stock equivalents, less the shares assumed to be acquired by the Company using the proceeds from the assumed exercise of options and warrants based on market prices. Basic and fully diluted shares considered outstanding were 5,675,440 and 5,753,735, respectively for the quarter ended September 30, 1999. Basic and fully diluted shares considered outstanding were 4,352,124 and 4,401,670, respectively for the quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operating activities totaled $135,842 for the nine months ended September 30, 1999 compared to cash used for operating activities of $79,255 for the nine months ended September 30, 1998. The approximately $215,000 improvement in cash from operations is due primarily to cash provided by increases in net income.

         Net cash used for investing activities totaled $1,131,422 for the nine months of 1999 compared to cash used for investing activities of $371,871 for the nine months of 1998. The cash used in the first nine months of 1998 and 1999 was for capital equipment and tooling purchases in addition to the cash used to purchase Acoustic Communication Systems, Inc. in August of 1999.

         Net cash provided from financing activities in the first nine months of 1999 was $86,447. The cash provided from financing in the first nine months of 1998 was $964,570 from the proceeds of the issuance of common stock from the exercising of warrants. Net cash used from financing activities for the first nine months of 1998 was $126,231 for the purchase of the Company's common stock.

         During the first nine months of 1999 certain warrant and option-holders have exercised a total of 71,091 warrants or options. The Company received a total of $50,100 in proceeds from the exercise of these warrants and options into the Company's common stock.

         The board of directors of the Company approved in March of 1997 a stock buy back of 100,000 shares and in May of 1998 a stock buy back of another 100,000 shares. In November 1998, the Company's Board of Directors approved a third stock buy back of up to 1,000,000 shares of the Company's common stock. The Company has repurchased approximately 400,000 shares of the Company's common stock in private and public transactions and retired all shares repurchased.

         Working capital and liquidity, which consists principally of cash, receivables and inventories, was $2,916,555 at September 30, 1999 and $3,339,933 at December 31, 1998. The ratio of current assets to current liabilities was 2:1 at September 30, 1999 and 5:1 at December 31, 1998.

YEAR 2000 ISSUES

         The Company is currently in the process of assessing Year 2000 issues relative to its business. The following information outlines the current status of the Company's understanding and plans regarding the Year 2000 problem.

COMPANY'S STATE OF READINESS

         The Company has implemented a widely used PC based information system to process financial transactions and generate financial information. The Company also uses various other PC based software packages to support its business. The systems are networked at the Company's headquarters in Golden Valley, Minnesota. No significant information systems are located outside the Company's headquarters, other than individual stand alone PC software packages used by sales personnel. The Company's product lines do not perform any calculations or manipulations of dates, and hence do not have year 2000 compliance issues. While the Company is in the process of assessing Year 2000 issues relative to its vendors, products and related components used in the product, the Company knows that its products do not utilize time or dates to operate.

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

         Assessment Phase - This phase includes establishing a Year 2000 team and investigating how Year 2000 issues may impact the Company, both in terms of the specific aspects of the business which could be affected, and the consequences to the Company if it is not prepared. The Company has completed the internal systems assessment phase and has identified the systems that the Company believes to be critical to the continued operations of the Company. The Company has completed its survey of external suppliers.

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

         Implementation Phase - In this phase, the Company has begun utilizing all newly developed systems that are installed to correct Year 2000 problems as they relate to the Company.

         The Company has relationships with key suppliers to support its business. The Company believes alternate vendors could be utilized to provide comparable products and services currently provided by its key vendors. The Company currently relies on its relationships with its key vendors to conduct its business, and changes in sources of key products and services could have a material impact on the Company. The Company has completed its assessment on the impact of these third party risks and has not identified any issues that would negatively impact the Company.

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

CONTINGENCY PLANS

         The Company is in the process of developing a contingency plan to handle the worst case scenario above and expects to have it completed soon.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601.

None

(b) Reports on Form 8-K

         On August 13, 1999 the Company filed an 8-K stating that the Company had closed its acquisition of AcousticCommunication Systems, Inc. ("ACS") via a merger of ACS into a wholly-owned subsidiary of the Company, for a total purchase price of $500,000 and common stock of the registrant having an aggregate market value of $1,500,000.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VIDEOLABS, INC.

Date:   November 15, 1999             By: /s/ James Hansen
      --------------------                ----------------
                                          James W. Hansen
                                          President, CEO, Treasurer and Chairman