Form 10KSB40
period 1999-12-31
VIDEOLABS INC
filed 2000-03-24
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

_X_ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this form 10-KSB. [X]

      State Issuer's revenues for most recent Fiscal Year. $12,538,462

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer, based upon the closing bid price of the Common Stock on March 13, 2000 as reported on the NASDAQ Small Cap Market, was approximately $13,740,741. Shares of the voting and non-voting common equity held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 13, 2000, Registrant had outstanding 5,747,940 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                PROXY STATEMENT AND ANNUAL REPORT TO SHAREHOLDERS

                                     PART I
               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management of Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

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

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         VideoLabs, Inc. (the "Company") is a Delaware corporation that was incorporated in 1992 to develop a hardware and software videoconferencing solution. The Company has evolved to become a provider of collaboration products and services. On August 3, 1999 the Company merged with Acoustic Communication Systems, Inc. (see Note 3 to the Audited Financial Statements) a manufacturer of products used in videoconferencing and a provider of multimedia communication solutions, significantly expanding the scope of the services provided by the Company.

         The Company completed several rounds of private financing during 1992 and 1993 and completed its IPO on May 10, 1994 at a price of $3.50 per share, raising approximately $5 million

         The Company experienced steady growth through 1995 and reached profitability due to the sale of the remaining investment in a software project the Company had spun out earlier. In 1994, the Company began the development of the Universal Digital Camera Module (UDCM) and ordered inventory to support sales expectations. The product was not subsequently completed and a reserve for inventory value adjustments was taken at year-end 1996. At the same time, the Company's founder and President retired. A reserve was created for severance costs resulting from a layoff of 20% of the then current staff, along with a reserve for the settlement of a lawsuit with a former officer and director of the Company relating to the discontinued product development of the UDCM.

          In November 1996, the Company brought in a new President and Chief Executive Officer. The Company's marketing and development efforts were redirected away from the retail computer market and developed a new strategy to develop or acquire image capture solutions for specific niche markets in education, videoconferencing, audio visual, identification and medical applications where it already had distribution resources and could provide value-added solutions.

         1997 was a transition year for the Company. The Company recorded its first four profitable quarters of operations, restored its reputation for quality products and introduced the TeachCam with IllumaBase, a unique camera for science teaching applications.

         On April 6, 1998, the Company acquired substantially all of the operating assets of Video Dynamics, Inc. a Florida corporation. In connection with such purchase, the Company also assumed substantially all of Video Dynamics' operating liabilities as of the date of closing. The purchase price for the acquisition consisted of $200,000 in cash and 201,478 shares of common stock of the Company ($300,000 at a per share value of $1.49, the average of the closing price of the Common Stock over the 20 trading days preceding closing). In addition to the foregoing, the Company issued a promissory note in the amount of $10,000, payable without interest on or before September 30, 1998. The Company funded from cash on hand the cash purchase price at closing. The Company acquired all of Video Dynamics assets, which included four patents relating to medical instrument camera technology and approximately $300,000 in net tangible assets. These patents were granted in 1990, 1993, 1995 and 1998 and have fourteen to seventeen year terms. On February 28, 2000, the Company entered into an agreement to sell certain assets acquired in the Video Dynamics, Inc. acquisition, for $108,000, payable over three years. In addition, the remaining related employment agreement obligations were terminated as was a $10,000 note payable.

         The Company believes that there are opportunities for growth in the application of the Company's core technologies in several market segments. The potential for increases in use of collaboration capture devices as computer peripherals in videoconferencing, audio visual, education and computer markets is increasing as computer processing power, speed and cost factors have improved and as higher capacity transmission utilities become available. The Company has also observed emerging applications in the use of video image capture solutions in identification, medical and other market segments that are primarily due to new, flexible, lower cost digital applications that allow for unique solutions targeted at potential niche markets.

         During the third quarter of 1998, the Company consciously adopted an aggressive strategy to expand its sales force, increase research and development expenditures beyond traditional levels and test several advertising media to expand sales. The result was a small increase in sales in the fourth quarter 1998, primarily due to the introduction of the first of the new products from this effort, but with significant one-time increases in cost. This strategy was carried forward through 1999 with four new product introductions.

         On August 3, 1999 the Company acquired Acoustic Communications Systems, Inc. ("ACS") located in Plymouth Minnesota. ACS is the leading independent supplier of collaboration solutions involving data and video conferencing in the Midwest and one of the largest value added resellers of Picturetel and PolyCom communication products in the U.S. ACS was also a manufacturer of several peripheral devices for video-based solutions and had developed an E-commerce site, www.meetingroomtools.com.

         The acquisition of ACS was accomplished through the merger of ACS into a newly formed acquisition subsidiary of the Company. Through the merger, the sole shareholder of ACS, Mr. Robin Sheeley, received $500,000 in cash and 1,209,678 shares of Company common stock. At the closing of the merger, Mr. Sheeley entered into a Noncompetition Agreement providing for payment of $750,000 in April 2000 and an Employment Agreement. The acquisition subsidiary was merged into the Company on December 31, 1999.

         ACS was a privately owned Minnesota corporation founded in 1987 with a vision to apply digital technologies embracing all media, voice, data, video, and graphics, to communication needs of customers. ACS's goal was to stay on the crest of the technology wave, providing customers the best and most complete solutions possible at any given time with a platform that would embrace new technologies as they emerged.

         ACS built strong distribution relationships with the best product vendors in each communications technology segment. ACS is the authorized distributor of more than 150 high technology vendors covering virtually every component used in multimedia communication. Where available products were too costly or not sufficiently functional to meet customer needs, ACS designed and produced its own products under the ACS components label.

         The Company continues to pursue other synergistic acquisitions in multimedia communication services and audiovisual industry manufacturing companies that can add to its core capabilities and improve earnings per share and return on equity.

         The Company has now been divided into three divisions within two groups; Products and Services: VideoLabs Division ("VLAB"), Meeting Room Tools Division ("MRT"), and Acoustic Communications Systems Division ("ACS") each of which will be discussed below.

VIDEOLABS DIVISION ("VLAB")

         The VLAB Division carries on the original manufacturing business of the Company and has absorbed the manufacturing components business of ACS.

         The VLAB Division's strategic intent is to develop or acquire collaborative tools for specific niche markets, or OEM customers, in education, video conferencing, audio visual, identification and medical applications where it already has distribution resources and can provide value-added solutions. The Company's strategy is to utilize its core competencies in analog and digital image capture, acoustical design and fixture development to be sold through distribution in its core markets.

VLAB DIVISION CURRENT PRODUCTS

ELECTRONIC PRODUCT LINE

         The FLEXCAM(TM) introduced in March 1993, was the Company's first presentation and video solution. The FlexCam is an integrated color camera and microphone designed for desktop video presentations and video conferencing. The FlexCam connects to most television monitors, VCRs, LCD projectors and computers. With a capture card installed in the computer's hard drive, the FlexCam operates as an image capture device. The FlexCam's patented gooseneck gives it a distinctive design that has given the Company global recognition in the presentation and videoconferencing marketplace.

         The STUDENTCAM(TM) has the capabilities of the FlexCam but also offers higher-resolution and the ability to integrate with microscopes. With the flexible gooseneck, the StudentCam was the first in the market. Variations have been introduced by competing companies such as Ken-A-Vision in the United States and Euromex and MADD in Europe. The StudentCam provides cost conscious consumers more value with the quality they expect from VideoLabs. It is an affordable option for educational applications including student presentations, attached to a microscope for class viewing, recording lesson plans or experiments for later use, as well as broadcasting announcements and videoconferencing over the Internet.

         The TEACHCAM(TM) is the next step up from the StudentCam and is the Company's leading product for science classrooms and laboratory environments. The package offers a 27" gooseneck for use with standard, stereo and florescent microscopes, three microscope adapters, and extension cables for the instructors to move the camera around the classroom. The IllumaBase(R) feature is a built-in light source in the base of the camera. It acts as a self-contained petri dish, allowing presenters to view pond specimens, water, minerals, insects and other small objects without the use of a microscope. The TeachCam also ships in a custom made Nordic Pine box for storage.

         The IDCAM is the Company's solution for identification and security applications. The IDCam is a full-motion, S-video, color camera designed to sit on the desktop or roll about. Its flexible 18" gooseneck, 60 degree swivel head and 16mm C-mount lens make it possible to precisely position the camera for proper head and shoulder framing between four to eight feet. Additional lenses are available for custom applications that require imaging from a range of three to fifteen feet. The camera features a 2-button Iris Control System (ICS) that adjusts to any lighting environment. The IDCam includes a 2-button iris control system, which allows the user to adjust the brightness for virtually any lighting condition.

         The DOCCAM document camera also incorporates the Company's patented gooseneck. It is a price competitive camera that offers basic document and object capture for video collaboration during a videoconferencing call. The DocCam's sharp 6mm inverted lens allows the users to focus on a full-page document. The DocCam is a second step above the FlexCam in the Company's document camera line.

         The PROFCAM(TM) was introduced in 1998. The camera was the Company's first step into the professional videoconferencing and presentation markets. The ProfCam offers the customer a high- resolution presentation camera with a built-in LCD screen for preview, detachable light base, Infra Red (IR) remote control, 14X power zoom, auto focus, built-in top lighting, Windows(R) compatibility, RS-232C interface and carrying case.

         The DOCCAM PRO(TM) was introduced in fourth quarter of 1999. The DocCam Pro was the first integrated document camera to offer a built-in scan converter. The scan conversion feature enables the videoconferencing user to display computer presentations during a videoconference call. This easy-to-use document camera was designed to provide videoconferencing users with multiple functions in one product. The versatile DocCam Pro features a 16X-power zoom lens, auto focus, telescoping neck and IR remote control. It also features LED top lights to provide natural lighting and long-life, maintenance-free use. In addition, the high-resolution DocCam pro is equipped with a 180(degree) rotating camera head for use as a secondary (auxiliary/presentation) room camera.

         The PTZCAM(TM) provides the Company with a camera that has pan/tilt/zoom capabilities. This camera is targeted at the presentation, videoconferencing and security users. The color CCD PTZCam is equipped with 10x power zoom lens, high performance pan/tilt mechanism, auto focus system, S-Video and NTSC Composite out connections, 440-line resolution for sharp images and 11 preset positions. This camera comes complete with wireless remote, RS-232C port and two separate IR frequencies for main and auxiliary camera applications.

         The MEDCAM is an economic, color, 1/4" single chip CCD imaging product that yields 270k pixel resolution. It has a c-mount lens and comes with a variety of adapters for microscopes. Standard cable length is 8' and also has a 20' long extension cable for remoting images to a monitor or recording device. The camera has an electronic iris and one lux sensitivity. The MedCam is also available in a 1/2" chip version called the MEDCAM PRO.

         The MEDCAM PRO PLUS (non-soakable/soakable) is a bundled package featuring the MedCam Pro integrated into a "one-button" on/off halogen fiber optic light source and includes the necessary fiber optic cables. The light source includes an S-VHS or a composite video output. The MedCam Pro Plus also includes the Company's proprietary "universal" endocoupler that is designed to accept nearly all of the surgical endoscopes on the market. Production prototypes are currently in testing with several potential OEM customers. A 510K was filed with the FDA in January 2000.

         The STINGER PRO II capture card is the Company's solution for image capture applications. This capture card allows customers to turn their camera into an image capture device. This product offers 30fps at 640 x 480 at 16.8M colors and TWAIN drivers for use with scanned image-enabled applications. It is plug and play compatible and supports VFW, Direct Show and Direct Draw software.

         The VIDEOVIEW SCAN CONVERTER completes the Company's electronic product line. It features true plug and play VGA (PC) to video format conversion (NTSC composite and S-VHS). This inexpensive scan converter is a valuable tool for displaying computer presentations during a videoconference. It automatically detects scan rates and resolutions up to 1024 x 768 @ 75Hz (XGA).

FURNITURE PRODUCT LINE

         In an effort to position the Company as a provider of presentation, videoconferencing and distance learning peripherals, furniture was added to the product line following the acquisition of ACS in 1999. The Company's standard line of furniture is built with laminate and melamine with rubber edge molding to resist scratching and damage from everyday use. Custom options are available to customers at a nominal up-charge. Ship time on standard pieces is five days.

         The VIDEOCONFERENCING CART is available in three different models. This portable cart is built for maximum strength, durability and versatility. At 33 inches, these products are taller than most office furniture to allow easy viewing in any presentation environment. The Company's carts roll effortlessly on premium 5 1/4" casters. The rear vent panel allows for easy cable access and ventilation.

         The DOCUMENT CAMERA CART is often sold with the Company's line of document cameras. This product is offered in two configurations. The first Series is an open cart design with an adjustable shelf on 4 inch casters. The Series 2 cart features 40" extendable leaves and skirted casters.

         The EXECUTIVE CART was designed for the high-end meeting room where distinctive detailing and impeccable finishes are important. These carts are constructed from the finest wood solids and veneers.

         The PROJECTOR CART provides the function and flexibility needed in all meetings. These carts create accessibility to the technology being used today while providing ample interior storage for peripheral electronics and supplies. Adjustable shelves with space for clearance and cable runs in the back to allow for a cable path and seamless set-up. Doors on the Series 2 cart use all metal three-way adjustable door hinges. The cart is equipped with a standard pull out peripheral shelf with an all metal slide.

         CREDENZAS AND PEDESTALS provide the stable surface needed for electronic equipment in a meeting room. They are built using an integrated framing technique that ensures maximum strength and stability. This product is made of high-grade medium and high-density fiber board construction: all surfaces are laminated for strength, stability and durability. A special integrated framing technique ensures stability and rigidity. The height of the credenzas and pedestals are taller than regular office furniture to allow for easy viewing in any conferencing environment.

         The shape, size and finish of MEETING ROOM TABLES determine how well people are seen and heard and how well communication flows between meeting participants. The Company offers three different configurations in various sizes. This product is made of high-grade medium and high-density fiber board construction: all surfaces are laminated for strength, stability and durability. A special integrated framing technique ensures stability and rigidity.

ORIGINAL EQUIPMENT MANUFACTURER ("OEM") RELATIONSHIPS

         The Company has entered into a co-development private label relationship with a number of customers, including 3M Company (NYSE: MMM) and PolyCom(R) (NASDAQ: PLCM). In partnership, the Company and 3M have designed a document camera for use with their multimedia video projectors. 3M placed an annual purchase commitment in 1998. 3M furthered their OEM relationship with a version of the Company's DocCam Pro in 1999.

         The Company also has entered into a private label relationship with Polycom(R). The Company has worked together with Polycom to design a cart for their ViewStation customers. The Company began supplying this product in October 1999.

         3M and Polycom represent a large portion of the total OEM and private label relationships with other resellers in the United States and Europe for various products in the electronic and furniture lines. Although the revenues of these two OEM's is significant to the Company, the net revenues for 1999 were under 10% of total revenues. The Company continues to work with both customers to expand the relationship.

MEETING ROOM TOOLS DIVISION ("MRT")

         Meeting Room Tools (MRT) is the Company's Internet division. MRT is responsible for two e-commerce sites: Meeting Room Tools
(www.meetingroomtools.com) and Digital Mall (www.cameranow.com) in addition to the web development services for the various resource sites for VideoLabs and ACS.

         The Digital Mall online store features digital still, digital video, security, and sports and leisure products. The site offers a variety of VideoLabs proprietary and third party offerings from such manufactures including Agfa, Canon, Kodak, Sony and Olympus. The Digital Mall Internet site is located at www.cameranow.com.

         The meetingroomtools.com site offers over 650 communication solutions from a variety of top manufacturers. These manufacturers drop ship to MRT's customer base. Customers can shop 24-hours a day, seven days a week. This online store targets small- to mid-size companies that are looking for an efficient and cost-saving way to purchase.

ACOUSTIC COMMUNICATIONS SYSTEMS DIVISION ("ACS")

         On August 3, 1999 the Company acquired ACS headquartered in Plymouth, Minnesota. ACS is the leading independent supplier of collaboration solutions involving data and video conferencing in the Midwest and one of the largest value added resellers of Picturetel and PolyCom communications in the United States.

         ACS was a privately owned Minnesota Corporation which was founded in 1987 with a vision to apply digital technologies embracing all media, voice, data, video, and graphics, to the communication needs of its customers. The Company's goal was to stay on the crest of the technology wave, providing customers with the best and most complete solutions possible at any given time with a platform that would embrace new technologies as they emerged and to provide a level of service to support customers using the most recent technologies.

         ACS has built strong distribution relationships with the best product vendors in each communications technology segment. ACS is the authorized distributor of more than 150 high technology vendors covering virtually every component used in multimedia communication.

         ACS specializes in the design, installation, support and service of multimedia systems from the smallest conference rooms, to the largest training facilities, integrating communication technologies to specifically meet the needs of its customers. Since 1992, a steadily growing portion of acoustic multimedia technology has been in the area of video conferencing. Representing PictureTel(R), Intel(R) and Polycom(R), ACS has become the teleconferencing leader in the Twin Cities and the Midwest.

         ACS has been recognized as the largest provider of Picturetel products in the fourteen-state Central Region, with sales and service offices in Plymouth, Minnesota, Chicago, Illinois, Des Moines, Iowa and Omaha, Nebraska. The Plymouth, Minnesota office has four fully integrated video conferencing demonstration rooms. ACS is now able to offer videoconferencing rooms to be used for public video conferencing, accommodating groups up to 30 people.

         In addition to their video conferencing lines, ACS also provides a wide variety of routing, bridging, network management tools, inverse multiplexers for high bandwidth calls, and peripheral equipment to ensure a smooth video meeting. To guide clients thought the maze of options and capabilities, ACS offers design and engineering services. Equipment maintenance service and repair and help desk services are also available to customers. ACS also provides complete project management, from ordering to installation to follow-up, so that every detail of the project is handled with the utmost professionalism.

         When acquired, ACS was the dominant videoconferencing provider in the Midwest and a manufacturer of products sold through dealers throughout the United States.

         ACS has sales offices in Plymouth, Minnesota; Omaha, Nebraska; Des Moines, Iowa; and Chicago, Illinois each of which provides the Company with sales representation, system maintenance and service, technical assistance to customers, and installation services for products sold. ACS has developed a nationwide network of alliances with suppliers of video conferencing equipment that give ACS the ability to have video conferencing systems installed and maintained anywhere in the United States and Canada without incurring travel costs and expenses normally associated with national and international product sales and services. It is the Company's intent to expand these after market services it offers to its customers in the year 2000.

ACS DIVISION CURRENT PRODUCTS

         Designing, installing and servicing electronic meeting room systems that enhance customer's ability to communicate, educate and inform is the primary business of this division.

     ACS provides:
     *   Complete custom room integration services
     *   Multi-carrier network connectivity solutions
     *   After market support services.

         Installation and Service Expertise - In the changing world of hardware and software, ACS utilizes the most current technologies for network integration. To date, the Company's staff of nine field engineers has a total of more than 63 years of experience. Monthly training sessions and factory certification programs ensure that each engineer is constantly upgrading his/her skills.

         Help Desk Support - Staffed by videoconference engineers provides:
         * Remote diagnostics capability via modem or video connection
         * Customer support for installations
         * Video test center for our customers

         Test Laboratory - ACS uses its test laboratory located at its Plymouth, Minnesota facility to check new integration technologies before releasing them to the field. The Company's lab is equipped with the latest test equipment - including ISDN and network interface test apparatus - to provide the best possible service.

         Emergency Service - Doing business with people around the world sometimes means videoconferences need to be scheduled during non-business hours. The Company's technicians are on call 24 hours a day, seven days a week.

         ACS initially sets up, programs and tests systems that are sold in their facility in Plymouth, Minnesota. Systems are then shipped to the installation locations where they are installed by field technicians from their own offices or from the network of video conferencing suppliers with whom they have installation and service agreements.

         The technology in the conferencing marketplace is constantly changing and growing. ACS has a goal of providing superior customer service and additional conferencing services to its customer base. In the future these services may include bridged video conferencing service, audio conferencing services, video streaming services, event management, and other services based on customer communication needs.

THE COMPANY'S PROPOSED PRODUCTS

         The Company's engineering team is committed to the aggressive development of new products during the year 2000. The commitment is part of the Company's rolling eighteen-month engineering plan. The products developed will enhance the current product lines, particularly in the education market, to improve performance and make the products increasingly appealing as a digital Internet appliance.

         In addition the Company is completing manufacturing plans for several acoustical, video and collaborative tools that were purchased as intellectual property through the acquisition of ACS. In the year 2000 the Company will continue to seek new applications in multi-media that enable the Company to develop peripherals around new technology developments in out target markets.

         The largest technology transition that is currently taking place is the analog to digital revolution that is occurring within the multimedia platform. This transition allows the Company to develop new digital devices that take advantage of the new streaming media and media storage/retrieval emerging marketplaces.

          The Company maintains a corporate objective of 15% of sales coming from new products introduced in the prior twelve months. That goal was achieved in 1999.

MARKETING AND DISTRIBUTION

         The Company markets its products to businesses and organizations of all sizes through a reseller channel and its direct sales organizations. As of December 31, 1999 the Company had approximately 550 active resellers in the education, audio visual, identification, videoconferencing, computer and medical markets. To compliment its sales efforts, the Company advertises in trade and general business print media as well as participating in a wide array of industry trade shows and public relations activities.

         In the international markets, the Company sells its products though the same channels described above. As of December 31, 1999, the Company's products were being offered for sale by distributors in over Sixty (60) countries, including Canada, Brazil, Mexico, United Kingdom, Australia, Germany, France, Italy, The Netherlands, Switzerland, Portugal, Singapore, Hong Kong, Jamaica, Spain and The Scandinavian Countries. Through exposure of the products at international trade shows, additional international resellers are being actively solicited. In 1999, approximately 18% of the Company's total sales were from international markets, primarily in Europe.

         The Company runs two e-commerce sites that sell direct to the end user. Those sites are marketed under the names "meetingroomtools.com" and "Digital Mall."

MANUFACTURING AND SUPPLIES

         The Company manufactures and provides final assembly services for its products at its facilities in Golden Valley and Maple Grove, Minnesota. The Company's manufacturing operations consist of procurement and inspection of components and sub-assemblies, final assembly and testing of finished products. After components have been procured, they are sent in kits to sub-assembler companies, mostly located near the Company's facilities, which then build the sub-assemblies. The sub-assemblies are then returned to the Company's facility for final assembly. During 1999 several products were completely built by outside subcontractors. The Company intends to expand its outsourcing to meet peek production demands. All finished products are subjected to a minimum twelve-hour burn-in and reliability test before they are packaged and shipped to customers.

         Components and sub-assemblies are inspected for mechanical and electrical compliance with the Company's specifications. All finished products are tested against company and customer specifications. The Company's products are shipped in protective packaging to minimize potential damage during shipment.

         Certain components of the Company's products are available only from a limited number of sources. All of the Company's products utilize, and therefore all of its revenues are derived from, such components. The Company does not have a long-term contract with such suppliers, but rather obtains supplies on a purchase order basis. The Company attempts to keep a satisfactory supply of inventory of such components to minimize the impact of the loss of a significant supplier. To date, there have been no significant interruptions in the supply of key components to the Company. There can be no assurance, however, that loss of a supplier would not result in a material adverse effect on the Company's ability to meet its product shipment requirements.

COMPETITION

         The electronics market is highly competitive. The Company competes with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources. Some of these other companies manufacture and sell electronic cameras, scan converters, NT1's and multimedia furniture, and some are distributors for these products. The Company believes that it competes most directly with Sony, Panasonic, Toshiba, Ken-A-Vision, Sharp Electronics, Elmo, Canon, Euromex, MADD, VFI and Focus Enhancements.

         The Company competes for electronic product sales primarily on the basis of quality, design, focus, costs, flexibility, delivery-time, reputation, reliability, the effectiveness of its sales and distribution channels and its customer service. The Company believes that its products compete favorably on these factors, although there can be no assurance that this will continue to be true in the future. The Company also competes with regard to pricing. The Company establishes a pricing model based upon several factors including achieving established corporate margins. The pricing model reflects list price, dealer and distributor pricing. The factors that determine the model are the cost of the components, direct labor, manufacturing overhead and selling costs. The Company compares the product in a competitive matrix against competing products from various manufacturers to see if the established list price is appropriate.

THE COMPANY STRATEGY

         The Company intends to grow both through internal growth of both its product and service divisions and through acquisition or merger with other companies that make strategic sense and earn an acceptable return on equity for the Company's shareholders.

FOCUS ON GROWTH

         The Company is focused on internal growth in profitable niches in video conferencing and customer communications, professional image capture solutions for audio-visual, education, identification and medical markets where it currently has distribution capabilities. The Company intends to become a multiple product and service supplier in these markets through internal product development and through product or service acquisitions. The Company also began an Original Equipment Manufacturer (OEM) strategy using its core competencies in 1998. One major customer, Minnesota, Mining and Manufacturing (3M Company), was signed during the calendar year 1998. During 1999, the Company has extended that relationship and will continue to develop others that leverage the existing skills and technologies.

         Furthermore, the Company is working on partnerships with its suppliers and distributors to reduce cost of goods sold and selling expenses while shortening cycle times and putting the Company closer to our customers in the selling channel.

MAJOR CUSTOMERS

         During 1999, no single customer's purchases exceeded 10% of the total Company revenues.

BACKLOG

         Historically the Company typically shipped product within one to two weeks after receipt of an order, which is common in this industry. Accordingly, backlog as of any particular date was not representative of actual sales for any succeeding period. However, due to the Company's business partner program, sales commitments for future sales always existed. With the acquisition of ACS the Company now has a firm backlog of orders to be delivered in the future. At December 31, 1999 the backlog for all divisions amounted to approximately $2.5 million.

CUSTOMER SERVICE

         The Company believes that customer service is a critical element in maintaining strong customer relationships. Customer service includes timely equipment maintenance, installation support, product training, technical support, help desks, applications support, and effective operations manuals. Repair of the Company's camera products is performed at the Company's manufacturing facility in Golden Valley, Minnesota by trained technicians. Repair of video conferencing products is performed at customer locations nation wide.

         The Company warrants its camera products for a period of one (1) to five (5) years (limited) from the date of receipt by the end user or installation of the systems. This covers all defects and faulty workmanship in the camera for one (1) year and a five (5) year limited warranty on the gooseneck. For OEM camera customers product warranty is generally negotiated with each customer.

         The Company passes on the supplier warranties for products that it purchases from third parties.

RESEARCH AND DEVELOPMENT

         In 1999, the Company's expenses relating to research and development were $1,083,249. During 1998, the Company's expenses relating to research and development were $643,643. The Company expenses the related costs to research and development as they are occurred. The Company's current engineering staff consists of ten (10) full-time equivalent employees. The Company also contracts services from mechanical, optical, electrical and software engineers as required.

         Product development efforts are designed to provide new products and services that meet customer needs and generate revenues equal to 15% of prior year sales. Additional objectives of product development are to continuously enhance existing products to extend product life cycles, improve product quality, reduce time to market of new products and reduce product costs without cost to quality.

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

         The Company has received a patent for the FlexCam and several of its healthcare products and intends to vigorously defend these patents in the marketplace. The Company's patents were issued in 1990, 1993, 1995, 1996 and 1998, ranging from fourteen - seventeen year terms. The Company has several patent applications that are currently pending.

         Because of the rapid pace of technological changes in the computer industry, the Company believes that patent, trade secret and copyright protection are less significant to its competitive position than are factors such as the knowledge, ability and experience of the Company's personnel. The Company's success at product development and frequent product enhancements, and the Company's name recognition and ongoing reliable product maintenance and support and the addition of new customer services are believed to be key future customer service requirements.

EMPLOYEES

         As of December 31, 1999, the Company had seventy-seven (77) full-time employees, including fourteen (14) in manufacturing, purchasing and warehouse, sixteen (16) in operations, help-desk, and field technicians, twelve (12) in engineering, product development and warranty repair, twenty-six (26) in sales and marketing, and nine (9) in general administration, finance and customer service. None of the Company's employees are represented by a labor union or are subject to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

ENVIRONMENTAL COMPLIANCE

         Compliance with federal, state and local laws regarding the discharge of materials into the environment has no material effect upon capital expenditures, earnings, competitive position or finances of the Company.

GOVERNMENT REGULATION

         Products sold by the Company are subject to regulations of the U.S. Government Federal Communication Commission and European product compliance requirements. All products sold by the Company have met mandatory requirements of both the FCC and CE regulations and have received the "CE" mark for sales in Europe. The Company is in compliance with all applicable federal, state and local regulations. The Company does not know of any pending regulations, which would adversely affect its operations or products.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's headquarters and camera manufacturing operations are located in Golden Valley, Minnesota, where the Company has leased approximately 5,806 square feet of office and research and development lab space and 2,633 square feet of manufacturing space since October 1, 1997 under a lease that expires on September 30, 2002. The Company believes the facility is in excellent condition. The annual rent plus estimated tax costs and estimated annual operating costs are approximately $92,000. This is an increase over the last lease agreement, however to renew at the old location, the costs would have been equivalent to the new location. The Company was able to design the new facility gaining efficiencies in the office, development and manufacturing departments.

         The Company's ACS Division is located in Plymouth Minnesota. This location consists of 6,535 square feet of office space, 4,885 square feet of warehouse. The facility is leased at an annual operating cost of approximately $134,000 consisting of rent and estimated taxes under a lease that expires on January 31, 2002.

         The Company also leases a manufacturing facility in Maple Grove, Minnesota under a lease that expires on September 30, 2002. This facility consists of 7,795 square feet of manufacturing space at an annual cost of approximately $32,000 rent and estimated taxes.

         Sales office leases have been executed for office space in Omaha, Nebraska for 1,768 square feet expiring March 31, 2001 at an approximate annual cost of $18,000, in Des Moines, Iowa for 600 square feet on a month-to-month basis with an approximate annual cost of $10,000, and in Chicago, Illinois for 5,766 square feet expiring on July 31, 2001 at an approximate annual cost of $49,000.

         The Company also had operations in Sunrise, Florida, where the Company purchased Video Dynamics, Inc. and accepted transfer of their existing lease of approximately 1,875 square feet of office and research and development lab space. This lease expired on January 31, 2000 and was not renewed. The annual rent plus estimated tax costs and estimated annual operating costs were approximately $34,000. The Company operated its Healthcare Division from this location. This division has now been incorporated into the VideoLabs Division in Golden Valley, Minnesota.

         The Company's management believes that all properties are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

         There are no pending material legal proceedings against the Company or its property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to vote of the security holders during the quarter ended December 31, 1999.

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

                                                 Low             High
                                                 ---             ----

FISCAL YEAR ENDED DECEMBER 31, 1998
-----------------------------------
Quarter ended March 31, 1998                    $1.313          $1.438
Quarter ended June 30, 1998                     $1.438          $1.438
Quarter ended September 30, 1998                $0.781          $0.781
Quarter ended December 31, 1998                 $0.906          $1.000

FISCAL YEAR ENDED DECEMBER 31, 1999
-----------------------------------
Quarter ended March 31, 1999                    $0.938          $1.063
Quarter ended June 30, 1999                     $1.125          $1.250
Quarter ended September 30, 1999                $1.063          $1.125
Quarter ended December 31, 1999                 $2.688          $3.313


b) Holders.

         As of March 24, 2000 there were approximately 160 record holders of the Company's Common Stock and approximately 1,900 beneficial shareholders.

c) Dividends.

         The Company has not declared any cash dividends on any class of common equity for the last four fiscal years. The Company currently intends to retain earnings for its use in operations and does not anticipate paying cash dividends in the foreseeable future.

         The Company's common stock is currently traded in the national over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market System. NASDAQ rules require that companies quoted on the NASDAQ SmallCap Market System have total assets of at least $2,000,000 and net capital of at least $1,000,000. As of December 31, 1999, the Company had total assets of $10,256,755 and net capital of $5,950,729. NASDAQ also requires that the Company's minimum bid price not drop below $1 for 30 consecutive business days. The Company's bid price did not drop below $1.00 for more than 30 consecutive business days in 1999. If the Company's Common Stock did, NASDAQ would not quote it in the future; it would be quoted in the local over-the-counter "pink sheets" and may also be reported on the NASDAQ OTC Bulletin Board. However, in such event, the public trading market for the Company's Common Stock could be adversely affected. Consequently, holders of the Company's common stock might have difficulty selling their shares or obtaining accurate price quotations. The trading price of the common stock would also likely be materially adversely affected. There can be no assurance that the Company will be able to meet the applicable requirements for maintaining its NASDAQ SmallCap Market quotation in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company recognizes revenue when it is both realized and earned typically at the time of shipment. Net Sales increased 103% from $6,162,986 in 1998 to $12,538,462 in 1999. This sales increase was primarily due to the acquisition of ACS in August 1999 and growth in its core business. The ACS Division represented approximately $4.8 million or 38% of the Company's total sales. Secondly, the Company's sales in foreign markets increased approximately $700,000, from $1.5 million in 1998 to $2.2 million in 1999. Finally, the Company attributes the increase in sales to a relationship with certain Original Equipment Manufacturer ("OEM") customers, including 3M Company. In September 1998, the Company entered into a private label OEM relationship with 3M Company's Visual Systems Division. The Company manufactures an optional gooseneck document camera for use with 3M's multimedia projectors for world-wide markets. The Company, in 1999 co-developed another document camera systems with 3M Company and started shipments in the fourth quarter of 1999. 3M Company was 4% of total sales in 1998 and 5% of total sales for 1999. The Company believes that 3M Company will continue to contribute to the Company's 2000 revenues.

         During 1999, sales in the U.S., Europe, South America and Asia/Pacific were respectively 83%, 15%, 1% and 1% of total sales. During 1998, sales in the U.S., Europe, South America and Asia/Pacific were respectively 73%, 24%, 2% and 1% of total sales. The decrease in sales volume in the European Region is primarily due to an increase in overall sales, which was attributed to the ACS Division. All of the ACS Division's sales are primarily within the U. S. and thus increasing the percentage of U.S. sales. Sales in South America continue to be stagnant, especially within our Healthcare market (see Footnote #15 to Audited Financial Statements). The sales in the Asia Pacific Region have also remained stagnant, but the Company has seen a renewed interest in its products in this region.

         The Company's core focus is selling its products through resellers and distributors into professional markets including education, video conferencing, audio-visual presentation, security and medical. VideoLabs, Inc. continues to do business as the Company's VideoLabs Division ("VLAB"). The VLAB Division has introduced several new products in 1999, including the DocCam Pro, the PTZCam, the Video View Scan Converter, the MedCam Pro Plus and the acquired furniture line from ACS. The VLAB Division represented $7.6 million or 60% of the Company's total sales for 1999. This represents a 25% increase in the Company's core business over 1998.

         Cost of sales primarily consists of materials, direct labor, packaging, contract manufacturing, tooling and equipment depreciation, and manufacturing overhead. Cost of sales does not include royalty costs or commission costs related to the sales of products. Gross profits for the year ending December 31, 1999 were $5,350,226, which was 43% of total sales compared to $2,538,383, which was 41% of total sales for year ending December 31, 1998. This improvement in gross margin is attributable to the efficiencies gained by the increase in sales volume for the company along with a more favorable product mix. The Company has set goals for 2000 to reduce cost of materials used in manufacture and costs associated to manufacturing overhead, but there is no assurance that the Company will be able to attain these goals. The Company's goal is a gross profit margin of 40%.

         Operating expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items discussed below. Operating expenses increased 58% from $2,849,068 in 1998 to $4,492,838 in 1999. Selling expenses increased from $1,058,180 in 1998 to $1,373,275 in 1999. This increase in selling expenses is attributable to acquiring ACS. Research and Development expenses increased from $643,643 in 1998 to $1,083,249 in 1999. This increase in Research and Development expenses is attributable to acquiring the ACS and the increase in new product development. General and administrative expenses increased from $1,147,245 in 1998 to $2,036,314 in 1999. This increase is attributable to the acquisition of ACS.

         The Company's operating income for the year ending December 31, 1999 was $857,388 compared to an operating loss of $310,685 for the year ending December 31, 1998. The Company attributes this increase additional sales as a result of the acquisition of ACS and the Company's core business.

         Other income for 1999 consisted of interest income of $54,095 compared to interest income for 1998 of $94,004 and interest expense for 1999 of $58,753 compared to interest expense of $4,417 for 1998. The interest income consists of interest earned on the Company's cash and cash equivalents. The interest expense is from the Company's line of credit that was initiated because of the acquisition of ACS.

         For income tax purposes, the Company had a federal net operating loss carryforward at December 31, 1999 and 1998 of approximately $496,000 and $1,758,000, respectively. At December 31, 1999 and 1998, the Company also had a general business and alternative minimum tax credit carryforward of approximately $122,000 and $92,000, respectively, available to be carried to future periods. The net operating loss carryforward and general business credit carryforward expire in 2008 through 2018 if not used. In 1999 and 1998, the Company recorded a deferred tax benefit of $95,000 and $25,000 respectively, reflecting the partial benefit of $496,000 in loss carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that at least $220,000 of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period change.

         The net income for the year ending December 31, 1999 was $878,012 compared to a net loss for the year ending December 31, 1998 of $196,098. Basic earnings or loss per common share were based on the weighted average number of shares outstanding for 1999 and 1998 respectively of 4,969,244 and 3,912,319. Earnings or loss per common share assuming dilution were based on the weighted average number of shares for 1999 and 1998 respectively of 5,126,053 and 4,008,682. The basic earnings per common share for 1999 was $0.18 per share compared to a basic loss per common share for 1998 of $0.05 per share. The earnings per common share assuming dilution for 1999 was $0.17 per share compared to a loss per common share assuming dilution for 1998 of $0.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital, consisting principally of cash, certificates of deposit, receivables and inventories, was $3,186,457 at December 31, 1999 and $3,339,933 at December 31, 1998. The ratio of current assets to current liabilities was 2:1 at December 31, 1999 and 5:1 at December 31, 1998. Working Capital ratio decreased because of the liabilities that were acquired from ACS. Additionally, the Company has available a $2,000,000 revolving note, with an asset-based lender, secured by substantially all assets, that expires in September 2001. Interest is computed on actual days elapsed, at an annual rate equal to 1.5% per annum in excess of the Prime Rate at Norwest Bank of Minnesota, NA. The note requires a minimum interest rate of 9% per annum, not less than $7,900 per month. The note is payable on demand. The terms of the note require the Company to maintain certain ratios with which the Company was in compliance at December 31, 1999. The amount outstanding under the note was $670,605 at December 31, 1999.

         Inventories at December 31, 1999 were $3,707,528 compared to $1,616,990 for 1998. The Company's inventory level increased because of the initial purchase of raw materials for one of the new products combined with the inventory that was acquired from ACS. The Company purchases components four months in advance because of lead-time. Therefore, if the Company's projections and new product time-lines are not accurate, inventories may be higher than required. In the event that such inventory becomes obsolete, the Company's cash would be substantially diminished and the Company could be put into a position of needing funds. The Company's products employ advanced technology. Such technology is rapidly changing with a consequent risk of obsolescence of the Company's products and inventories of components. There can be no assurance that current or future products of the Company will not become obsolete resulting in inventory write-offs.

         Net cash provided by operating activities totaled $244,450 for the year ended December 31, 1999 compared to net cash used for operating activities totaling $437,784 for the year ended December 31, 1998. The increase is due primarily to a net income of $878,012 in 1999.

         Net cash used for investing activities totaled $1,194,063 for the year ending December 31, 1999 compared to cash used for investing activities of $329,260 for the year ending December 31, 1998. The cash used for investing in 1999 was primarily due to the acquisition of ACS and capital expenditures.

         Net cash used for financing activities for the year ending December 31, 1999 was $352,513 compared to net cash provided from financing activities of $534,677 for the year ended December 31, 1998. The cash provided from financing for 1998 was primarily the exercising of outstanding warrants less the repurchase of the Company's common stock. The net cash used for financing activities for 1999 was primarily attributable to the acquired debt from ACS that was paid down through the end of the year and the repurchase of the Company's common stock.

         Prior to the Company's Initial Public Offering, the Company sold units in private placement transactions consisting of one share of common stock and one warrant to purchase one share of common stock. The warrants that were purchased had expiration dates ranging from July 27, 1997 to November 2000. During 1999, approximately 150,000 warrants expired during the year. During 1998, 1,328,501 shares under warrants were exercised raising approximately $913,000 of additional capital to the Company. During 1999 61,091 shares under warrants were exercised raising approximately 42,000. As of December 31, 1999 approximately 7,273 warrants were outstanding.

         The Board of Directors of the Company authorized the redemption of up to 1,100,000 and 100,000 shares of the Company's common stock during 1998 and 1997, respectively. During 1999, 62,800 shares at a cost of $64,391 were purchased. During 1998, 287,731 shares at a cost of $349,567 were purchased. During 1997, 30,000 shares at a cost of $35,625 were purchased.

         The Company believes that it has sufficient liquidity to support its anticipated growth during the next twelve months. In the event the Company's liquidity is not adequate, the Company would seek additional financing or would conserve cash by reducing administrative, product development and sales and marketing expenses.

ITEM 7. FINANCIAL STATEMENTS





                                 VIDEOLABS, INC.

                                 C O N T E N T S




                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT AUDITORS                                                17

FINANCIAL STATEMENTS

    Balance Sheet                                                          18-19

    Statement of Operations                                                   20

    Statement of Stockholders' Equity                                         21

    Statement of Cash Flows                                                22-24

    Notes to Financial Statements                                          25-37

                         REPORT OF INDEPENDENT AUDITORS


The Stockholders
  and Board of Directors
VideoLabs, Inc.
Golden Valley, Minnesota

We have audited the accompanying balance sheet of VideoLabs, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VideoLabs, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                       Certified Public Accountants

Minneapolis, Minnesota
February 16, 2000 (except for Note 15 as to which the date is February 28, 2000)

                                 VIDEOLABS, INC.

                                  Balance Sheet

---------------------------------------------------------------------------------------------
                                                                           December 31
                   ASSETS                                             1999            1998
---------------------------------------------------------------------------------------------
CURRENT ASSETS
    Cash and cash equivalents                                     $   212,435     $ 1,514,561
    Certificates of deposit - restricted                              158,000         158,000
    Accounts receivable
        Trade accounts, less allowance for  doubtful accounts
            of $100,000 in 1999 and $30,000 in 1998                 2,894,495         664,172
        Other receivables                                              22,114           6,688
    Inventories                                                     3,707,528       1,616,990
    Deferred income taxes                                             220,000         125,000
    Prepaid expenses                                                   71,253          50,457
                                                                  -----------     -----------
            Total current assets                                    7,285,825       4,135,868




PROPERTY AND EQUIPMENT
    Office and computer equipment                                     673,749         446,832
    Machinery and equipment                                           325,468         127,391
    Tooling                                                           703,541         488,225
    Leasehold improvements                                             52,446          45,016
                                                                  -----------     -----------
                                                                    1,755,204       1,107,464
    Less accumulated depreciation                                     921,523         638,161
                                                                  -----------     -----------
            Net property and equipment                                833,681         469,303



OTHER ASSETS
    Goodwill, net                                                   1,262,522
    Non-compete, net                                                  723,958
    Patents, net                                                      150,769         179,340
                                                                  -----------     -----------
            Total other assets                                      2,137,249         179,340
                                                                  -----------     -----------

            TOTAL ASSETS                                          $10,256,755     $ 4,784,511
                                                                  ===========     ===========


Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

                                  Balance Sheet

-----------------------------------------------------------------------------------------------
                                                                           December 31
     LIABILITIES AND STOCKHOLDERS' EQUITY                             1999              1998
-----------------------------------------------------------------------------------------------
CURRENT LIABILITIES
    Non-compete obligation                                       $    750,000
    Line of credit                                                    670,605
    Accounts payable                                                1,446,930      $    658,089
    Current maturities of long-term debt                               35,854            22,071
    Current maturities of unearned maintenance contracts              520,660
    Customer deposits                                                  22,248             6,114
    Accrued liabilities
        Compensation                                                  411,493            28,358
        Income taxes                                                   70,000
        Other                                                          96,578            50,443
        Warranty                                                       75,000            30,860
                                                                 ------------      ------------
            Total current liabilities                               4,099,368           795,935

LONG-TERM DEBT, net of current maturities                              98,418            24,300

UNEARNED MAINTENANCE CONTRACTS, net of current maturities             108,240

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value;
        Authorized, 20,000,000 shares
        Issued and outstanding, 5,675,440 shares in 1999 and
            4,457,471 in 1998                                          56,754            44,574
    Preferred stock, $.01 par value;
        Authorized, 5,000,000 shares
        No shares issued and outstanding
    Additional paid-in capital                                      7,494,437         6,398,176
    Accumulated deficit                                            (1,600,462)       (2,478,474)
                                                                 ------------      ------------
            Total stockholders' equity                              5,950,729         3,964,276
                                                                 ------------      ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 10,256,755      $  4,784,511
                                                                 ============      ============


Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

                             Statement of Operations

-------------------------------------------------------------------------------------
                                                           Years Ended December 31
                                                           1999              1998
-------------------------------------------------------------------------------------
SALES                                                  $ 12,538,462      $  6,162,986

COST OF SALES                                             7,188,236         3,624,603
                                                       ------------      ------------

GROSS PROFIT                                              5,350,226         2,538,383

OPERATING EXPENSES
    Selling                                               1,373,275         1,058,180
    General and administrative                            2,036,314         1,147,245
    Research and development                              1,083,249           643,643
                                                       ------------      ------------
            Total operating expenses                      4,492,838         2,849,068
                                                       ------------      ------------

OPERATING INCOME (LOSS)                                     857,388          (310,685)

OTHER INCOME (EXPENSE)
    Interest income                                          54,095            94,004
    Interest expense                                        (58,753)           (4,417)
    Gain on sale of assets                                      282
                                                       ------------      ------------
            Total other income (expense), net                (4,376)           89,587
                                                       ------------      ------------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT                     853,012          (221,098)

INCOME TAX BENEFIT                                           25,000            25,000
                                                       ------------      ------------

NET INCOME (LOSS)                                      $    878,012      $   (196,098)
                                                       ============      ============

EARNINGS (LOSS) PER COMMON SHARE                       $        .18      $       (.05)
                                                       ============      ============

EARNINGS (LOSS) PER COMMON SHARE ASSUMING DILUTION     $        .17      $       (.05)
                                                       ============      ============


Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

                        Statement of Stockholders' Equity

                     Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------------------------------
                                                Common Stock                 Additional
                                          ---------------------------         Paid-In        Accumulated
                                             Shares          Amount           Capital          Deficit
--------------------------------------------------------------------------------------------------------
BALANCES - DECEMBER 31, 1997               3,215,283      $    32,152      $ 5,553,553      $(2,282,376)

    Net loss                                                                                   (196,098)

    Issuance of shares                       201,418            2,014          297,985

    Exercise of warrants                   1,328,501           13,285          900,059

    Purchase of warrants                                                        (6,731)

    Purchase and retirement of stock        (287,731)          (2,877)        (346,690)
                                           ---------      -----------      -----------      -----------

BALANCES - DECEMBER 31, 1998               4,457,471           44,574        6,398,176       (2,478,474)

    Net income                                                                                  878,012

    Issuance of shares                     1,209,678           12,097        1,110,635

    Exercise of warrants                      61,091              611           41,389

    Exercise of options                       10,000              100            8,000

    Purchase and retirement of stock         (62,800)            (628)         (63,763)
                                           ---------      -----------      -----------      -----------

BALANCES - DECEMBER 31, 1999               5,675,440      $    56,754      $ 7,494,437      $(1,600,462)
                                           =========      ===========      ===========      ===========


Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

                             Statement of Cash Flows

---------------------------------------------------------------------------------------------------
                                                                         Years Ended December 31
                                                                          1999             1998
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                 $   878,012      $  (196,098)
    Adjustments to reconcile net income (loss) to net cash
        from (used for) operations:
        Depreciation                                                      283,362          170,092
        Amortization                                                      109,505           20,660
        Provision for (recovery of) losses on accounts receivable          59,768           (4,791)
        Gain on sale of assets                                               (282)
        Deferred income taxes                                             (95,000)         (25,000)
        Change in assets and liabilities
            Accounts receivable                                           112,546           94,114
            Inventories                                                  (726,966)        (328,337)
            Prepaid expenses                                               32,405            6,864
            Accounts payable                                             (576,684)         345,715
            Customer deposits                                            (330,380)          (2,966)
            Accrued compensation                                          296,397         (235,863)
            Accrued income taxes                                           70,000
            Accrued other                                                 (11,329)        (293,034)
            Warranty                                                       44,140           10,860
            Unearned maintenance contracts                                 98,956
                                                                      -----------      -----------
            Net cash from (used for) operating activities                 244,450         (437,784)

CASH FLOWS FROM INVESTING ACTIVITIES
    Payment for the net operating assets of Acoustic
        Communications, Inc., upon merger                              (1,058,337)
    Capital expenditures                                                 (440,573)        (317,803)
    Cash received in acquisitions                                         304,847           70,710
    Purchase of certificates of deposit                                  (158,000)        (280,500)
    Proceeds from maturities of certificates of deposit                   158,000          398,333
    Purchase of patents                                                                   (200,000)
                                                                      -----------      -----------
            Net cash used for investing activities                     (1,194,063)        (329,260)


                                  - Continued -


Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

------------------------------------------------------------------------------------------
                                                                Years Ended December 31
                                                                 1999             1998
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock and warrants                    $    50,100      $   913,343
    Payments on line of credit, net                             (423,221)
    Payments of long-term debt                                   (50,762)         (22,368)
    Proceeds from long-term debt                                 135,761
    Repurchase of common stock and warrants                      (64,391)        (356,298)
                                                             -----------      -----------
           Net cash from (used for) financing activities        (352,513)         534,677
                                                             -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (1,302,126)        (232,367)

CASH AND CASH EQUIVALENTS - Beginning of Year                  1,514,561        1,746,928
                                                             -----------      -----------

CASH AND CASH EQUIVALENTS - End of Year                      $   212,435      $ 1,514,561
                                                             ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the year for interest                   $    58,753      $     4,417
                                                             ===========      ===========
    Cash paid during the year for taxes                      $        --      $        --
                                                             ===========      ===========

                                  - Continued -


Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

------------------------------------------------------------------------------------------------------
                                                                            Years Ended December 31
                                                                             1999             1998
------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Capital lease obligations incurred                                   $   135,759
    Assets and liabilities acquired in exchange for 1,209,678
        shares of common stock valued at $1,122,732
        Cash                                                             $   304,847
        Accounts receivable                                                2,418,063
        Inventories                                                        1,363,572
        Prepaid expenses                                                      53,201
        Property and equipment                                               206,885
        Accounts payable                                                  (1,365,525)
        Accrued liabilities                                                 (490,716)
        Unearned maintenance contracts                                      (529,944)
        Debt                                                              (1,096,728)
                                                                         -----------
            Net assets acquired                                              863,655
        Goodwill allocated                                                 1,317,414
                                                                         -----------

            Total                                                        $ 2,181,069
                                                                         ===========

    Assets and liabilities acquired in exchange for 201,418 shares of common stock totaling $300,000:
        Cash                                                                              $    70,710
        Accounts receivable                                                                   127,175
        Inventories                                                                           134,988
        Prepaid expenses                                                                       10,599
        Property and equipment                                                                    698
        Accounts payable                                                                      (34,170)
        Debt                                                                                  (10,000)
                                                                                          -----------

            Net assets acquired                                                           $   300,000
                                                                                          ===========


Notes to Financial Statements are an integral part of this Statement.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

VideoLabs, Inc. is a provider of products and services for collaboration-based solutions.

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

At December 31, 1999 and 1998, the Company has reserves for future inventory obsolescence due to the risk of technological changes in the industry (see Note
4); it is at least reasonably possible that this estimate could change in the near term.

The Company has recorded a reserve for product warranties in the amount of $75,000 and $30,000 in 1999 and 1998, respectively. This warranty accrual pertains to all products. It is not possible to estimate additional product warranty costs, if any, at this time. Actual warranty costs could differ from amounts estimated.

In 1999 and 1998, the Company recorded a deferred tax benefit of $95,000 and $25,000, respectively, reflecting the partial benefit of $496,000 and $1,758,000 in net operating loss carryforwards, which expire in varying amounts between 2008 and 2018. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized, however, the estimated amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income during the carryforward period change.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

REVENUE RECOGNITION

The Company recognizes revenue when it is both realized and earned. Typically, these conditions are met at the time of product shipment or at the completion of installation.

The Company recognizes revenue on maintenance contracts in equal amounts over the life of the contract.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash accounts are held at two financial institutions. At times throughout the year, the Company's cash deposited in financial institutions may exceed FDIC insurance limits.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at the lower of cost or estimated fair value. Depreciation is provided over estimated useful lives by the use of straight-line and accelerated methods. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The present values of capital lease obligations are classified as long-term debt and the related assets are included in machinery and equipment. Amortization of machinery and equipment under capital leases is included in depreciation expense.

AMORTIZATION OF INTANGIBLE ASSETS

Patents are being amortized using the straight-line method over 7 years. Non-compete agreements are being amortized using the straight-line method over the life of the agreement. Goodwill, representing the excess cost over net book value of acquired companies, is being amortized by means of the straight-line method over 10 years.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

ADVERTISING

The Company expenses the costs of advertising as incurred. Advertising expense was approximately $63,400 and $135,800 in 1999 and 1998, respectively.

EARNINGS (LOSS) PER COMMON SHARE

The following data show the amounts used in computing the weighted average number of shares of dilutive potential common stock at December 31:

                                                        1999          1998
                                                        ----          ----

         Weighted average number of shares used
             in basic earnings per share             4,969,244     3,912,319
         Effect of dilutive securities:
             Stock options                             152,869        85,383
             Stock warrants                              3,940        10,980
                                                     ---------     ---------

                     Totals                          5,126,053     4,008,682
                                                     =========     =========

No adjustments were made to income (loss) in either year for the purpose of calculating earnings (loss) per share.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998



2. CONCENTRATIONS

At December 31, 1999 and 1998, the Company has two customers who accounted for approximately $592,000 and $160,000, respectively, of the outstanding trade accounts receivable balance.

During 1999 and 1998, the Company had total sales outside the United States of approximately $2,197,000 and $1,649,000, respectively. Of these amounts approximately $1,804,000 and $1,419,000, respectively, were sales to customers in Europe, and $165,000 and $96,000, respectively, were sales to customers in the Asia/Pacific region, and $74,000 and $134,000, respectively, were sales to customers in South America and $154,000 and $0, respectively, were sales to customers in other foreign countries.

In 1999 and 1998, the Company had a supplier from which it made purchases of approximately $1,229,000 and $1,032,000, respectively. Although no long-term supply contract exists, the Company believes there are alternative suppliers of this raw material.

At December 31, 1999 and 1998 the Company had purchase commitments with suppliers in the amount of $1,032,000 and $605,000, respectively.

3. ACQUISITIONS

ACOUSTIC COMMUNICATION SYSTEMS, INC.

In August 1999, the Company merged with Acoustic Communication Systems, Inc.
(ACS) in exchange for $1,000,000 cash and 1,209,678 shares of restricted common stock, with a total value of $1,122,732, net of a $377,268 discount, because of the lack of marketability. Additionally, the Company executed a twelve-year non-compete agreement for $750,000, with the sole shareholder of ACS. ACS is an independent provider of collaboration solutions involving data and video conferencing and a reseller of Picturtel and Polycom communication equipment. ACS also manufactures several peripheral devices (carts, speakers, furniture, microphone, etc.) for video based solutions. This acquisition has been accounted for as a purchase, and the results of operations have been included in the results of operations since the date of acquisition.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998



3. ACQUISITION - Continued

VIDEO DYNAMICS, INC.

In April 1998, the Company acquired substantially all the assets of Video Dynamics, Inc. (VDI) in exchange for 201,418 shares of common stock, with a total value of $300,000, which approximated the fair value of net assets acquired. Additionally, certain intellectual property was purchased for $200,000. VDI is a designer of video capture solutions for medical professionals, healthcare institutions and other manufacturers. This acquisition has been accounted for as a purchase, and the results of operations have been included in the results of operations since the date of acquisition. (See Note
15).

The following summarized pro forma (unaudited) information assumes the acquisitions had occurred on January 1, 1998.

                                                  1999           1998
                                                  ----           ----

         Sales                                $18,691,462     $15,310,428
                                              ===========     ===========

         Net income (loss)                    $ 1,018,991     $  (289,256)
                                              ===========     ===========

         Earnings (loss) per share:
             Basic                            $       .22     $      (.06)
                                              ===========     ===========
             Diluted                          $       .22     $      (.06)
                                              ===========     ===========

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1998, or of future results of operations.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


4. INVENTORIES

Inventories consisted of the following at December 31:

                                                         1999           1998
                                                         ----           ----

      Materials                                       $1,636,090     $1,584,447
      Work-in-process                                                   138,068
      Finished goods, including demonstration units    2,616,078        501,591
                                                      ----------     ----------
                                                       4,252,168      2,224,106
      Reserves for inventory obsolescence               (544,640)      (607,116)
                                                      ----------     ----------

                                                      $3,707,528     $1,616,990
                                                      ==========     ==========

5. NON-COMPETE OBLIGATION

The Company has a $750,000 obligation, which is due in April 2000, to a shareholder for a twelve year non-compete agreement (See Note 3). The shareholder has the option to defer payment in whole, or in part for up to twelve one-year periods. Interest commences to accrue on this obligation upon the shareholder's first deferral, at the Company's short-term cost of borrowing. If the obligation is paid in April 2000, no interest is due.

6. LINE OF CREDIT

The Company has available a $2,000,000 revolving note, with an asset-based lender, secured by substantially all assets, that expires in September 2001. Interest is computed on actual days elapsed, at an annual rate equal to 1.5% per annum in excess of the Prime Rate at Norwest Bank of Minnesota, NA. The note requires a minimum interest rate of 9% per annum, not less than $7,900 per month. At December 31, 1999 the interest rate was 10%. The note is payable on demand. The terms of the note require the Company to maintain certain financial ratios. The amount outstanding under the note was $670,605 at December 31, 1999.

At December 31, 1999 and 1998, the Company had one letter of credit outstanding, which is secured by restricted certificates of deposit of the same amount.

The Company had a discretionary line of credit with its bank of the lesser of $500,000 or 75% of eligible accounts receivable (as defined), which matured April 10, 1998.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


7. LONG-TERM DEBT

Long-term debt consists of the following:

                                                             1999        1998
                                                             ----        ----
Capital lease obligations, at implicit rates from 3% to
9%, payable in installments to 2004.                       $124,272    $  4,693

Note payable to Video Dynamics, Inc., interest at New
York prime rate plus 1% (9.5% at December 31, 1999 and
1998), unsecured (Note 15)                                   10,000      10,000

Note payable to bank, interest at the bank's "index
rate" plus 1% (9.75% at December 31, 1998), secured by
substantially all corporate assets, paid in full during
1999.                                                                    31,678
                                                           --------    --------
      Totals                                                134,272      46,371
      Less amounts due within one year                       35,854      22,071
                                                           --------    --------

      Net long-term debt                                   $ 98,418    $ 24,300
                                                           ========    ========

Scheduled maturities of long-term debt are as follows at December 31, 1999:

     2000                                                  $ 35,854
     2001                                                    27,929
     2002                                                    28,214
     2003                                                    27,580
     2004                                                    14,695
                                                           --------

                Total long-term debt                       $134,272
                                                           ========

8. LEASE OBLIGATIONS

The Company leases various items of equipment and vehicles over terms of 3 to 5 years. Equipment and vehicle leases expire at varying dates over the next five years. The Company also leases office and warehouse facilities in Minnesota, Florida, Illinois, Nebraska and Iowa; the leases expire from March 2000 to September 2002. The Company is obligated to pay costs of property taxes and operating costs under the terms of the office and warehouse leases.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998



8. LEASE OBLIGATIONS - Continued

Property and equipment includes the following amounts for capital leases at December 31:

                                                       1999          1998
                                                       ----          ----

         Machinery and equipment                     $163,085       $40,826
         Vehicles                                      13,500
         Accumulated amortization                     (58,588)      (31,356)
                                                     --------      --------

              Net equipment under capital leases     $117,997      $  9,470
                                                     ========      ========

At December 31, 1999, the Company had the following minimum commitments for payments of rentals under leases, which at inception had a non-cancelable term of more than one year:

                                                     Operating      Capital
                                                      Leases        Leases
                                                      ------        ------

        2000                                         $279,836      $ 35,030
        2001                                          191,623        35,030
        2002                                           62,193        33,068
        2003                                                         30,126
        2004                                                         15,063
                                                     --------      --------

              Total lease commitments                $533,652       148,317
                                                     ========

              Less amount representing interest                      24,045
                                                                   --------

              Present value of minimum lease payments
                 (included in long-term debt)                      $124,272
                                                                   ========

Rental expense for operating leases totaled $170,413 and $112,245 in 1999 and 1998, respectively.

9. STOCKHOLDERS' EQUITY

The Board of Directors has authorized the redemption of up to 1,200,000 shares of the Company's common stock. During 1999, 62,800 shares at a cost of $64,391 were redeemed and retired. During 1998, 287,731 shares at a cost of $349,567 were redeemed and retired.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998



9. STOCKHOLDERS' EQUITY - Continued

The Company has outstanding warrants to issue common stock at $0.69 per share. The warrants expire in November 2000. Following is a summary of transactions:

                                                        Shares Under Warrants
                                                        ---------------------
                                                         1999           1998
                                                         ----           ----

         Outstanding, beginning of year                 218,364      2,070,303
             Exercised during the year                  (61,091)    (1,328,501)
             Expired during the year                   (150,000)      (512,220)
             Purchased and retired during the year           --        (11,218)
             Granted during the year                         --             --
                                                      ---------     ----------
         Outstanding, end of year                         7,273        218,364
                                                      =========     ==========

At December 31, 1999 and 1998, the Company has reserved 7,273 and 218,364 authorized shares for issuance as warrants are exercised, respectively.

The Board of Directors has not yet established rights and preferences for the Company's preferred stock.

10. STOCK BASED COMPENSATION

The Company has a qualified incentive stock option plan, whereby options to purchase shares of the Company's common stock are granted at a price not less than the fair market value of the stock at the date of grant. Each option expires no later than ten years from the date of grant. If options are granted to persons owning more than ten percent of the voting stock of the Company, the Plan provides that the exercise price shall not be less than 110% of the fair market value per share at the date of grant, and will expire no later than five years from the date of grant. In 1999 and 1998, the Plan had authorized 500,000 options for the purchase of Company stock.

The Company has a non-qualified incentive stock option plan for outside directors and non-employees, with 500,000 authorized options to purchase the Company's stock. The plan is substantially the same as the plan discussed above. However, the exercise price may be lower than, greater than, or equal to the stock price at the date of issuance.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively; dividend yield of 0% for all years; expected volatility of 87% and 91%; risk-free interest rates of
6.1 and 5.7 percent; and expected lives from three to ten years.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998



10. STOCK BASED COMPENSATION - Continued

A summary of the Company's stock option plans as of December 31, 1999 and 1998 and changes during the years ending on those dates is listed below:

                                                  1999                           1998
                                        -------------------------     -------------------------
                                                Weighted-                      Weighted-
                                                 Average                       Average
                                        Shares     Exercise Price     Shares     Exercise Price
                                        ------     --------------     ------     --------------
Outstanding at beginning of year        594,500      $1.45            511,000        $1.52
Granted                                 157,000       1.18            105,500         1.48
Exercised                               (10,000)       .81
Expired                                      --                            --
Forfeited                               (78,500)      1.31            (22,000)        3.13
                                       --------      -----           --------        -----
Outstanding at end of year              663,000      $1.42            594,500        $1.45
                                       ========      =====           ========        =====

Options exercisable at year end         470,375                       472,720
                                       ========                      ========

Weighted-average fair value of
    options granted during the year    $    .84                      $    .99
                                       ========                      ========


The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                   Weighted-Average            Wght.-Avg.
                                                    Exercise Price             Remaining
                  Number         Options      --------------------------    ----------------
 Price Range    Outstanding    Exercisable    Outstanding    Exercisable    Contractual Life
 -----------    -----------    -----------    -----------    -----------    ----------------
$ .51 - 1.00      403,500        $346,875        $ .88          $ .87           6.9 Years

 1.01 - 1.50      190,500          54,500         1.32           1.33           5.2 Years

 2.01 - 2.50       49,000          49,000         2.13           2.13           3.5 Years

 2.51 - 3.00       20,000          20,000         2.65           2.65            .2 Years
------------      -------        --------        -----          -----           ---------

$ .51 - 3.00      663,000        $470,375        $1.15          $1.13           6.0 Years
============      =======        ========        =====          =====           =========

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998



10. STOCK BASED COMPENSATION - Continued

The Company has chosen to account for stock based compensation in accordance with Accounting Principles Board Opinion No. 25. If compensation cost would have been recognized in accordance with Statement of Financial Accounting Standards No. 123, compensation cost would have been $48,415 and $38,310 for the years ended December 31, 1999 and 1998, respectively. The compensation cost would have decreased net income in 1999 by $31,954 and increased the net loss by $25,285 in 1998. Basic earnings per share would have decreased by $.01 in 1999 and 1998.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                            1999                          1998
                                  -----------------------      ------------------------
                                   Carrying        Fair         Carrying         Fair
                                    Amount         Value         Amount          Value
                                    ------         -----         ------          -----
Cash                             $    1,077     $    1,077     $    8,498     $    8,498
Money market savings                211,358        211,358      1,506,063      1,506,063
                                 ----------     ----------     ----------     ----------
            Total cash and
                equivalents      $  212,435     $  212,435     $1,514,561     $1,514,561
                                 ==========     ==========     ==========     ==========

Certificates of deposit          $  158,000     $  158,000     $  158,000     $  158,000
Line of credit                   $  670,605     $  670,605             --             --
Long-term debt, exclusive of
capital leases                   $   10,000     $   10,000     $   41,678     $   41,678

The carrying values of cash and equivalents and certificates of deposit approximate fair values. The fair value of the line of credit and long-term debt is based on estimates of current rates at which the Company could borrow funds with similar remaining maturities.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998



12. INCOME TAXES

The income tax benefit consists of the following components:


                                                             1999        1998
                                                             ----        ----

         Current                                           $ 70,000    $     --
         Deferred                                           (95,000)    (25,000)
                                                           --------    --------

         Net income tax benefit                            $(25,000)   $(25,000)
                                                           ========    ========

The income tax benefit differs from that which would result from applying Federal statutory rates to the earnings (loss) before income taxes because a valuation allowance has been provided to reduce the deferred tax asset to the amount that is estimated to be more likely than not realized. This difference is reconciled as follows:

                                                             1999        1998
                                                             ----        ----

         Federal statutory income tax rate                   34.0%      (34.0%)
         Tax credits                                          (.1)      (28.0)
         State tax rate                                       6.6        (2.0)
         Permanent differences                                2.6         2.0
         Valuation allowance                                (49.9)       46.0
         Other items, net                                     3.9         4.7
                                                            -----       -----

         Effective tax benefit rate                          (2.9%)     (11.3%)
                                                            =====       =====

The total deferred tax assets and liabilities included in the net deferred tax asset are as follows:


                                                             1999        1998
                                                             ----        ----
         Deferred tax assets (net operating loss and tax
             credit carryforwards)                         $311,000    $722,000
         Deferred tax assets (primarily inventory and
             unearned maintenance contracts)                480,000     346,000
         Deferred tax liabilities (property and equipment)  (59,000)     (6,000)
         Deferred tax asset valuation allowance            (512,000)   (937,000)
                                                           --------    --------

         Net deferred tax asset                            $220,000    $125,000
                                                           ========    ========

The net decrease in the valuation allowance was $425,000 in 1999, and a net increase of $95,000 in 1998.

                                 VIDEOLABS, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998

12. INCOME TAXES - Continued

For income tax purposes, the Company had a federal net operating loss carryforward at December 31, 1999 and 1998 of approximately $496,000 and $1,758,000, respectively. At December 31, 1999 and 1998, the Company also had a general business and alternative minimum tax credit carryforward of approximately $122,000 and $92,000, respectively, available to be carried to future periods. The net operating loss carryforward and general business credit carryforward expire in 2008 through 2018 if not used.

13. COMMITMENTS AND CONTINGENCIES

In 1999 the Company executed a three-year employment agreement with an employee totaling approximately $130,000 per year.

In 1998 the Company executed five-year employment agreements totaling $150,000 per year. (See Note 15)

14. EMPLOYEE BENEFIT PLAN

Effective October 1, 1998, the Company adopted the VideoLabs, Inc. Employee Stock Purchase Plan. All full-time employees are eligible to participate in the Plan, effective upon their date of hire. The Plan allows eligible employees to purchase shares of common stock through the open market on a quarterly basis at the lesser of 85% of the fair market value on the beginning or ending dates of the period, with the remaining 15% paid for by the Company. During 1999, 18,303 shares were purchased by the Plan. During 1998, no shares were purchased under the Plan.

The Company sponsors a discretionary 401(k) profit sharing plan and trust, covering employees who are over 18 years of age and have completed 30 and 90 days of service in 1999 and 1998, respectively. The Company contributed $27,586 to the Plan in 1999 and made no contributions in 1998.

15. SUBSEQUENT EVENT

On February 28, 2000, the Company entered into an agreement to sell certain assets acquired in the Video Dynamics, Inc. (VDI) acquisition, for $108,000, payable over three years. In addition, the remaining related employment agreement obligations were terminated as was a $10,000 note payable.

As part of the agreement, the Company will invest $150,000, for a 20% ownership, in MedCam Technology, Inc., a new company begun by the VDI founders. In addition, a three-year reseller agreement was executed with MedCam Technology, Inc., which entitles the Company to a 5% royalty on non-intercompany sales of the MedCam Pro and MedCam Pro Plus products.

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

            Report of Independent Auditors.

            Balance Sheet - December 31, 1999 and 1998.

            Statement of Operations - Years Ended December 31, 1999 and 1998.

            Statement of Stockholders' Equity - Years Ended December 31, 1999 and 1998.

            Statement of Cash Flows - Years ended December 31, 1999 and 1998.

            Notes to Financial Statements.

            Financial Data Schedule.

         2. Financial Statement Schedules: The following financial statement schedules of the Company for the fiscal year ended December 31, 1999 are filed as part of this Report and should be read in conjunction with the Financial Statements of the Company.

            None

         3. Exhibits: The exhibits listed in the following Index to Exhibits are filed as a part of, or incorporated by reference into this Report.

         Exhibit    Form SB-2*
           No.      Exhibit No.         Description
         -------    -----------         -----------
         (3)(i)         3.1         Certificate of Incorporation
         (3)(ii)        3.2         By-laws
         (10)                       Material contracts.
         (10)(xxiii)                Video Dynamics, Inc. Asset Purchase
                                     Agreement
         (10)(xxiv)                 Acoustic Communication Systems, Inc.
                                     Agreement and Plan of Merger - filed
                                     herewith
         (10)(xxv)                  Robin Sheeley Employment Agreement - filed
                                     herewith
         (10)(xxvi)                 Robin Sheeley Noncompetition Agreement
                                     - filed herewith
         (10)(xxvii)                Registration Agreement - filed herewith

                    Footnote No.
                    ------------
         (11)            1.     Statement regarding computation of per share
                                 earnings
         (13)            2.     Annual report to security holders, Form 10-Q or
                                 quarterly report to security holders
         (24)            3.     Contained in the Report of Independent Auditors
         (25)            3.     Power of Attorney - filed herewith

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

                                       VIDEOLABS, INC.




                                       By: /s/ James W. Hansen
                                           -----------------------
                                           James W. Hansen
                                           President and CEO
Dated: March 24, 2000

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

       Signature                         Title                    Date
       ---------                         -----                    ----

/s/James W. Hansen
-----------------------
James W. Hansen            President, Treasurer                   March 24, 2000
                           Chief Executive Officer, Director
                           and Chairman of the Board of Directors

/s/ Robin Sheeley
-----------------------
Robin Sheeley              Chief Technical Officer and Director   March 24, 2000


/s/ Richard F. Craven
-----------------------
Richard F. Craven          Director                               March 24, 2000


/s/ Peter McDonnell
-----------------------
Peter McDonnell            Director                               March 24, 2000