Form 10QSB
period 2000-03-31
VIDEOLABS INC
filed 2000-05-15
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT

         For the transition period from __________________ to __________________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 8, 2000: 5,750,440


Transitional Small Business Disclosure Format (check one):   Yes ___ No _X_

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                 VIDEOLABS, INC.
                         INTERIM CONDENSED BALANCE SHEET

                                                                                               MARCH 31,          DECEMBER 31,
                                                                                                2000                  1999
                                                                                             ------------         ------------
                                                                                               UNAUDITED             AUDITED
                                     ASSETS
Current assets
   Cash and cash equivalents ........................................................        $    294,082         $    212,435
   Certificate of deposit-restricted (Note 3) .......................................             158,000              158,000
   Accounts Receivable, less allowance for doubtful accounts of $98,644 on March 31,
     2000 and  $100,000 on December 31, 1999 ........................................           2,908,623            2,894,495
   Other Receivables ................................................................             128,999               22,114
   Inventories ......................................................................           4,214,744            3,707,528
   Deferred income taxes ............................................................             220,000              220,000
   Prepaid expenses .................................................................              99,125               71,253
                                                                                             ------------         ------------
     Total Current assets ...........................................................           8,023,573            7,285,825

Property and Equipment
   Office and computer equipment ....................................................             688,928              673,749
   Machinery and equipment ..........................................................             328,077              325,468
   Tooling ..........................................................................             724,651              703,541
   Leasehold improvements ...........................................................              52,446               52,446
                                                                                             ------------         ------------
   Total equipment ..................................................................           1,794,102            1,755,204
       Less accumulated depreciation ................................................           1,005,014              921,523
                                                                                             ------------         ------------
       Net property and equipment ...................................................             789,088              833,681

Other Assets
   Investment (Note 9) ..............................................................             150,000                    0
   Patents, net .....................................................................             143,626              150,769
   Other tangibles, net (Note 8) ....................................................           1,937,920            1,986,480
                                                                                             ------------         ------------
       Total other assets ...........................................................           2,231,546            2,137,249

       Total assets .................................................................        $ 11,044,207         $ 10,256,755
                                                                                             ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable .................................................................        $  1,952,941         $  1,446,930
   Bank line of credit (Note 5) .....................................................           1,053,559              670,605
   Note Payable - Non Compete (Note 7) ..............................................             750,000              750,000
   Unearned Maintenance Contracts ...................................................             472,350              520,660
   Current maturities of long-term debt .............................................              35,854               35,854
   Customer deposits and other liabilities ..........................................              75,496               22,248
   Accrued compensation .............................................................             129,286              411,493
   Reserves and other ...............................................................             159,311              241,578
                                                                                             ------------         ------------
     Total current liabilities ......................................................           4,628,797            4,099,368

Long-Term liabilities
   Long-Term Debt, net of current maturities ........................................              84,589               98,418
   Unearned Maintenance Contracts, net of current maturities ........................             108,505              108,240
                                                                                             ------------         ------------
   Total other liabilities ..........................................................             193,094              206,658

Stockholders' Equity
   Common stock, $.01 par value; Authorized 20,000,000 shares issued and outstanding,
   5,747,940 shares at March 31, 2000 and 5,675,440 shares at December 31, 1999 .....              57,479               56,754
   Additional paid in capital .......................................................           7,613,193            7,494,437
   Accumulated deficit ..............................................................          (1,447,826)          (1,600,462)
                                                                                             ------------         ------------
     Total stockholders' equity .....................................................           6,222,846            5,950,729
                                                                                             ------------         ------------
       Total liabilities and stockholders' equity ...................................        $ 11,044,207         $ 10,256,755
                                                                                             ============         ============

                    INTERIM CONDENSED STATEMENT OF OPERATIONS

                                                                  THREE MONTHS ENDED

                                                                        MARCH 31

                                                                 2000              1999
                                                            -----------         -----------
Sales..............................................         $ 4,660,821         $ 1,855,865
Cost of goods sold .................................          2,906,624           1,152,322
                                                            -----------         -----------
Gross profit .......................................          1,754,197             703,543
Selling, general and administrative expenses .......          1,578,417             647,612
                                                            -----------         -----------
Operating Income ...................................            175,780              55,931
Other income  (expense)
Interest income ....................................              4,452              17,039
Interest expense ...................................            (27,516)               (781)
Gain or (loss) on sale of assets ...................                (80)                 94
                                                            -----------         -----------
Total other income (expense) .......................            (23,144)             16,352
Income Tax Benefit .................................                  0                   0
                                                            -----------         -----------
Net Income.........................................         $   152,636         $    72,283
                                                            ===========         ===========

Basic earnings per common share ....................        $      0.03         $      0.02

Weighted average shares outstanding ................          5,747,940           4,505,562

Diluted earnings per common share ..................        $      0.03         $      0.02

Diluted shares outstanding .........................          6,123,603           4,553,465




                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS


                                                                   THREE MONTHS ENDED
                                                                       MARCH 31
                                                                       --------
                                                                2000                1999
                                                            -----------         -----------
Cash Flows From Operations:
     Net cash from (used for) operations ...........        $  (218,068)        $    46,742

Cash Flows From Investing:
     Capital expenditures ..........................            (38,898)            (30,318)
     Business Combinations .........................           (150,000)                  0
                                                            -----------         -----------
     Net cash from (used for) investing ............           (188,898)            (30,318)

Cash Flows From Financing:
     Issuance of common stock and warrants .........            119,480              42,000
     Bank Line of Credit ...........................            382,954                   0
     Capital Leases ................................            (13,829)                  0
     Repurchase of common stock and warrants .......                  0             (36,454)
                                                            -----------         -----------
       Net cash from (used for) financing ..........            488,605               5,546
                                                            -----------         -----------

Net increase (decrease) in cash and cash equivalents             81,639              21,970

Cash and cash equivalents at beginning of period ...            212,435           1,514,561
                                                            -----------         -----------

Cash and cash equivalents at end of period .........        $   294,074         $ 1,536,531
                                                            ===========         ===========


FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 2.  INCOME PER COMMON SHARE

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

                                                             MARCH 31,
                                                        2000             1999
                                                      ---------        ---------
Weighted average common shares outstanding for
      Basic earnings per share ...............        5,747,940        4,505,562
Effect of dilutive securities:
      Stock Options and Warrants .............          375,663           47,903
                                                      ---------        ---------
Shares used in diluted earnings per share ....        6,123,603        4,553,465
                                                      =========        =========

NOTE 3.  CERTIFICATES OF DEPOSIT

         At March 31, 2000 and December 31, 1999, restricted certificates of deposit, served as collateral for one irrevocable letter of credit.

NOTE 4.  INCOME TAXES

         The Company has recorded a net deferred tax asset of $220,000 after a reduction of deferred tax allowance, reflecting the benefit of approximately $496,000 of net operating loss carryforward and other timing differences.

NOTE 5.  LINE OF CREDIT

         The Company has available a $2,000,000 revolving note, with an asset-based lender, secured by substantially all assets, that expires in September 2001. Interest is computed on actual days elapsed, at an annual rate equal to 1.5% per annum in excess of the Prime Rate at Norwest Bank of Minnesota, NA. The note requires a minimum interest rate of 9% per annum, not less than $7,900 per month. At December 31, 1999 the interest rate was 10% and at March 31, 2000 the interest rate was 10.5%. The note is payable on demand. The terms of the note require the Company to maintain certain financial ratios.

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

NOTE 7.  NOTE PAYABLE - NON COMPETE

         On August 3, 1999, as a part of the acquisition of Acoustic Communication Systems, Inc., Mr. Sheeley, the owner of Acoustic Communication Systems, Inc. was given a $750,000 note in consideration for his agreement to not compete with the Company in any business competitive with the business of Acoustic Communication Systems, Inc. or VideoLabs, Inc. for a period of twelve years. The note was paid in full on April 7, 2000. Mr. Sheeley, at his discretion may defer payment of the note in whole, or in part for up to twelve one year periods in which event the note shall accrue interest at the Company's short term cost of borrowing. Should Mr. Sheeley leave the employment of the Company and violate the non-compete the unamortized portion of the non-compete is immediately due and payable back to the Company.

NOTE 8.  OTHER INTANGIBLES

         In connection with the Acquisition of Acoustic Communication Systems, Inc. the Company recorded goodwill in the amount of $2,067,414. For book purposes the Company discounted the $1,500,000 value of restricted shares to $1,122,732 because of the lack of marketability. All goodwill except the goodwill related to the non-compete is being amortized over a period of ten years for book purposes and fifteen years for tax purposes. $750,000 of the goodwill related to the non-compete is being amortized over a period of twelve years for book purposes and fifteen years for tax purposes.

NOTE 9.  INVESTMENT

         On February 28, 2000, the Company entered into an agreement to sell certain assets acquired in the Video Dynamics, Inc. acquisition, for $108,000 payable over three years. In addition, the remaining related employment agreement obligations were terminated as was a $10,000 note payable.

         As part of the agreement, the Company invested $150,000, for a 20% ownership, in MedCam Technology, Inc., a new company begun by the Video Dynamic, Inc. founders payable over 12 months. In addition, a three-year reseller agreement was executed with MedCam Technology, Inc., which entitles the Company to a 5% royalty on non-intercompany sales of the MedCam Pro and MedCam Pro Plus products.

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

         Sales for the quarter ended March 31, 2000 were $4,660,821 compared to $1,855,865 for the first quarter of 1999, an increase of 151%. This increase is attributed to an increase in revenues in the Company's international and videoconferencing markets along with revenues derived from new products. The Company's sales increased 35% for the quarter as if the results of the recently acquired Acoustic Communication Systems, Inc. had been fully accounted for in the first quarter of 1999.

         The Company closed on the acquisition of Acoustic Communication Systems, Inc. located in Plymouth, Minnesota on August 3, 1999. Acoustic Communication Systems, Inc. was the leading independent provider of collaboration solutions involving data and video conferencing in the Midwest and one of the largest value added resellers of Picturetel and Polycom communication equipment in the country. Acoustic was a manufacturer of several peripheral devices (carts, speakers, furniture, microphones, etc.) for video based solutions and had launched an E-commerce site, www.meetingroomtools.com. The Company continues to pursue other synergistic acquisitions that can add to our core capabilities and improve earnings per share.

         Gross margins of the Company are determined by deducting from sales all materials, labor, packaging, manuals and overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Royalty costs and commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the first quarter of 2000 was $1,754,197 or 38% as compared to $703,543 or 38% for the first quarter of 1999. The Company has a goal to maintain gross margins in the 40% range, but there is no assurance that it will be able to do so.

         Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses increased from $647,612 in the first quarter of 1999 to $1,578,417 in the first quarter of 2000. This increase is related to the Company's efforts to invest in new product development, sales and marketing expenses related to new product launches and the additional selling, general and administrative expenses of the newly acquired Acoustic Communication Systems, Inc.

         Operating income for the first quarter of 2000 was $175,780 compared to operating income of $55,931 for the same period in 1999. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $314,974 in the quarter.

         Other income and expenses consist of interest income on the investment of cash and interest expense.

         As of March 31, 2000, the Company had an estimated net deferred tax asset of $220,000, reflecting the benefit of approximately $496,000 of net operating loss carryforward, reduced by a deferred tax allowance valuation.

         Net income for the first quarter of 2000 was $152,636 compared to net income of $72,283 for the first quarter of 1999.

         Basic and fully diluted earnings per share for the quarter ended March 31, 2000 were computed based on the weighted average number of shares outstanding, plus the shares that would be outstanding assuming exercise of options and warrants which are considered to be common stock equivalents, less the shares assumed to be acquired by the Company using the proceeds from the assumed exercise of options and warrants based on market prices. Basic and fully diluted shares considered outstanding were 5,747,940 and 6,123,603, respectively for the quarter ended March 31, 2000. Basic and fully diluted shares considered outstanding were 4,505,562 and 4,553,465, respectively for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities totaled $218,068 for the three months ended March 31, 2000 compared to cash provided by operating activities of $46,742 for the three months ended March 31, 1999. The decrease in cash used for operations is due primarily to cash used for the increase in inventory and accounts receivable to support the increased sales activity.

         Net cash used for investing activities totaled $188,898 for the three months ended March 31, 2000 compared to cash used for investing activities of $30,318 for the three months ended March 31, 1999. The increase in cash used for investing activities was attributed to the investment in MedCam Technology, Inc.

         Net cash provided from financing activities in the first three months of 2000 was $488,605. The cash provided from financing in the first three months of 1999 was $5,546. The increase in net cash provided from financing activities is attributable to the proceeds from the bank line of credit and from the exercising of non-qualified options in the quarter.

         During the first three months of 2000 certain option-holders have exercised a total of 72,500 options. The Company received a total of $119,480 in proceeds from the exercise of these options into the Company's common stock.

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

         Working capital and liquidity, which consists principally of cash, receivables and inventories, was $3,395,041 at March 31, 2000 and $3,186,457 at December 31, 1999. The ratio of current assets to current liabilities was 2:1 at March 31, 2000 and 2:1 at December 31, 1999.


                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601

None

(b)  Reports on Form 8-K

None

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VIDEOLABS, INC.

Date:   May 12, 2000             By:    /s/  James Hansen
      ---------------                   -----------------
                                        James W. Hansen
                                        President, CEO, Treasurer and Chairman