Form 10QSB
period 2000-06-30
E MERGENT INC
filed 2000-08-14
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000.

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        EXCHANGE ACT

          For the transition period from _____________ to _____________

                         Commission file number 0-23858

                                 E.MERGENT, INC.

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

                                 (763) 542-0061
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of July 25, 2000: 5,750,440


Transitional Small Business Disclosure Format (check one):   Yes ___ No _X_

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                 E.MERGENT, INC.
                         INTERIM CONDENSED BALANCE SHEET

                                                                                               JUNE 30,         DECEMBER 31,
                                                                                                 2000               1999
                                                                                               UNAUDITED           AUDITED
                                                                                              ------------      ------------
                                     ASSETS
Current assets
   Cash and cash equivalents ............................................................     $     27,488      $    212,435
   Certificate of deposit-restricted (Note 3) ...........................................          158,000
   Accounts receivable, less allowance for doubtful accounts of  $100,000 on June 30,
     2000 and December 31, 1999 .........................................................        2,995,525         2,894,495
   Other receivables ....................................................................          112,625            22,114
   Inventories ..........................................................................        4,012,079         3,707,528
   Deferred income taxes ................................................................          220,000           220,000
   Prepaid expenses .....................................................................          109,336            71,253
                                                                                              ------------      ------------
     Total current assets ...............................................................        7,477,053         7,285,825

Property and equipment
   Office and computer equipment ........................................................          721,252           673,749
   Machinery and equipment ..............................................................          328,077           325,468
   Tooling ..............................................................................          744,582           703,541
   Leasehold improvements ...............................................................           59,100            52,446
                                                                                              ------------      ------------
   Total equipment ......................................................................        1,853,011         1,755,204
       Less accumulated depreciation ....................................................        1,099,700           921,523
                                                                                              ------------      ------------
       Net property and equipment .......................................................          753,311           833,681

Other assets
   Investment (Note 9) ..................................................................          150,000
   Patents, net .........................................................................          136,483           150,769
   Other intangibles, net (Note 8) ......................................................        1,889,359         1,986,480
                                                                                              ------------      ------------
       Total other assets ...............................................................        2,175,842         2,137,249

       Total assets .....................................................................     $ 10,406,206      $ 10,256,755
                                                                                              ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable .....................................................................     $  2,137,562      $  1,446,930
   Bank line of credit (Note 5) .........................................................          878,215           670,605
   Note payable - non compete (Note 7) ..................................................                            750,000
   Unearned maintenance contracts .......................................................          347,212           520,660
   Current maturities of long-term debt .................................................           35,854            35,854
   Customer deposits and other liabilities ..............................................          204,463            22,248
   Accrued compensation .................................................................           89,870           411,493
   Reserves and other ...................................................................          157,182           241,578
                                                                                              ------------      ------------
     Total current liabilities ..........................................................        3,850,358         4,099,368

Long-term liabilities
   Long-term debt, net of current maturities ............................................           79,206            98,418
   Unearned maintenance contracts, net of current maturities ............................          103,362           108,240
                                                                                              ------------      ------------
   Total other liabilities ..............................................................          182,568           206,658

Stock holders' equity
   Common stock, $.01 par value; Authorized 20,000,000 shares issued and outstanding,
   5,750,440 shares at June 30, 2000 and 5,675,440 shares at December 31, 1999 ..........           57,504            56,754
   Additional paid in capital ...........................................................        7,615,192         7,494,437
   Accumulated deficit ..................................................................       (1,299,416)       (1,600,462)
                                                                                              ------------      ------------
     Total stockholders' equity .........................................................        6,373,280         5,950,729
                                                                                              ------------      ------------
       Total liabilities and stockholders' equity .......................................     $ 10,406,206      $ 10,256,755
                                                                                              ============      ============

              INTERIM CONDENSED STATEMENT OF OPERATIONS - UNAUDITED

                                                             Three Months Ended                 Six Months Ended
                                                             ------------------                 ----------------

                                                                  June 30                           June 30
                                                                  -------                           -------
                                                           2000              1999             2000              1999
                                                           ----              ----             ----              ----
Sales ...........................................     $  5,237,197      $  1,879,334     $  9,898,017      $  3,735,199
Cost of goods sold ..............................        3,326,747         1,157,515        6,233,371         2,309,836
                                                      ------------      ------------     ------------      ------------
Gross profit ....................................        1,910,450           721,819        3,664,646         1,425,363
Selling, general and administrative expenses ....        1,703,585           695,554        3,282,002         1,343,166
                                                      ------------      ------------     ------------      ------------
Operating income ................................          206,865            26,265          382,644            82,197
Other income  (expense)
   Interest, net ................................          (40,027)           16,690          (63,170)           33,041
                                                      ------------      ------------     ------------      ------------
Total other income (expense) ....................          (40,027)           16,690          (63,170)           33,041
Income benefit (expense) ........................          (18,428)           25,000          (18,428)           25,000
                                                      ------------      ------------     ------------      ------------
Net income ......................................     $    148,410      $     67,955     $    301,046      $    140,238
                                                      ============      ============     ============      ============

Basic earnings per common share .................     $       0.03      $       0.02     $       0.05      $       0.03

Weighted average shares outstanding .............        5,750,440         4,505,562        5,749,190         4,505,562

Diluted earnings per common share ...............     $       0.02      $       0.02     $       0.05      $       0.03

Diluted shares outstanding ......................        6,140,401         4,589,784        6,132,002         4,589,784


             INTERIM CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30
                                                                              -------
                                                                       2000              1999
                                                                       ----              ----
Cash flows from operations:
     Net cash from operations ...............................     $    344,956      $    344,371

Cash flows from investing:
     Capital expenditures ...................................          (97,806)          (93,597)
     Sale of certificate of deposit .........................          158,000
     Investment in Medcam Technology, Inc. ..................         (150,000)
                                                                  ------------      ------------
     Net cash used for investing ............................          (89,806)          (93,597)

Cash flows from financing:
     Issuance of common stock and warrants ..................          121,505            42,000
     Borrowings on bank line of credit, net .................          207,610
     Payments on capital leases .............................          (19,212)
     Payment on non-compete .................................         (750,000)
     Repurchase of common stock and warrants ................                            (42,333)
                                                                  ------------      ------------
       Net cash used for financing ..........................         (440,097)             (333)
                                                                  ------------      ------------

Net increase (decrease) in cash and cash equivalents ........         (184,947)          250,441

Cash and cash equivalents at beginning of period ............          212,435         1,514,561
                                                                  ------------      ------------

Cash and cash equivalents at end of period ..................     $     27,488      $  1,765,002
                                                                  ============      ============

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

         New Accounting Principles - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of 2000. Based on an initial review, the Company does not expect it to have a significant effect on the financial position or results of operations. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard
(SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." The FASB subsequently issued SFAS No. 137 delaying the effective date for one year, to fiscal years beginning after June 15, 2000. The Company will adopt this standard no later than January 1, 2001. Although the Company expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on its financial statements.

NOTE 2. INCOME PER COMMON SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method. The components of the earnings per share are as follows:

                                                      THREE MONTHS ENDING         SIX MONTHS ENDING
                                                           JUNE 30,                    JUNE 30,
                                                      2000          1999          2000          1999
                                                      ----          ----          ----          ----
Weighted average common shares outstanding for
      Basic earnings per share ...............     5,750,440     4,505,562     5,749,190     4,505,562
Effect of dilutive securities:
      Stock Options and Warrants .............       389,961        84,222       382,812        84,222
                                                   ---------     ---------     ---------     ---------

Shares used in diluted earnings per share ....     6,140,401     4,589,784     6,132,002     4,589,784
                                                   =========     =========     =========     =========

NOTE 3. CERTIFICATES OF DEPOSIT

         At June 30, 2000 the restricted certificate of deposit has been released and the irrevocable letter of credit has been cancelled.

NOTE 4. INCOME TAXES

         The Company has recorded a net deferred tax asset of $220,000 after a reduction of deferred tax allowance, reflecting the benefit of approximately $496,000 of net operating loss carryforward and other timing differences.

NOTE 5. LINE OF CREDIT

         The Company has available a $2,000,000 demand revolving note, with an asset-based lender, secured by substantially all assets, that expires in September 2001. Interest is computed on actual days elapsed, at an annual rate equal to 1.5% per annum in excess of the Prime Rate at Norwest Bank of Minnesota, NA. The note requires a minimum interest rate of 9% per annum and not less than $7,900 per month. At December 31, 1999 the interest rate was 10% and at June 30, 2000 the interest rate was 11%. At June 30, 2000, the Company was in compliance with certain financial ratios required by the note.

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

NOTE 8. OTHER INTANGIBLES

         In connection with the Acquisition of Acoustic Communication Systems, Inc. the Company recorded goodwill in the amount of $2,067,414. For book purposes the Company discounted the $1,500,000 value of restricted shares to $1,122,732 because of the lack of marketability. Goodwill is being amortized over a period of ten years. Non compete of $750,000 is being amortized over a period of twelve years.

NOTE 9. INVESTMENT

         On February 28, 2000, the Company entered into an agreement to sell certain assets acquired in the Video Dynamics, Inc. acquisition, for $108,000 payable over three years. In addition, the remaining related employment agreement obligations were terminated as was a $10,000 note payable.

         As part of the agreement, the Company invested $150,000, for a 20% ownership, in MedCam Technology, Inc., a new company begun by the Video Dynamics, Inc. founders payable over 12 months. In addition, a three-year reseller agreement was executed with MedCam Technology, Inc., which entitles the Company to a 5% royalty on non-intercompany sales of the MedCam Pro and MedCam Pro Plus products.

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

         Sales for the quarter ended June 30, 2000 were $5,237,197 compared to $1,879,334 for the second quarter of 1999, an increase of 179%. This increase is attributed to an increase in revenues in the Company's international and videoconferencing markets along with revenues derived from new products. The Company's sales increased 21% for the quarter on a proforma basis considering the acquisition of Acoustic Communication Systems, Inc.

         The Company closed on the acquisition of Acoustic Communication Systems, Inc. located in Plymouth, Minnesota on August 3, 1999. Acoustic Communication Systems, Inc. was the leading independent provider of collaboration solutions involving data and video conferencing in the Midwest and one of the largest value added resellers of Picturetel and Polycom communication equipment in the country. Acoustic was a manufacturer of several peripheral devices (carts, speakers, furniture, microphones, etc.) for video based solutions and had launched an E-commerce site, www.meetingroomtools.com. The Company continues to pursue other synergistic acquisitions that could add to the Company's core capabilities and improve earnings per share.

         Gross margins of the Company are determined by deducting from sales all materials, labor, packaging, manuals and overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the second quarter of 2000 was $1,910,450 or 36% as compared to $721,819 or 38% for the second quarter of 1999. This gross margin decrease is a result of special pricing on new products introductions, OEM customer sales , and a key service customer installation with less than projected profit margins. The Company has a goal to maintain gross margins in the 40% range, but there is no assurance that it will be able to do so.

         Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses increased from $695,554 in the second quarter of 1999 to $1,703,585 in the second quarter of 2000. This increase is related to the Company's efforts to invest in new product development, sales and marketing expenses related to new product launches and the additional selling, general and administrative expenses of the newly acquired Acoustic Communication Systems, Inc. including additional selling staff in offices open less than one year ago.

         Operating income for the second quarter of 2000 was $206,865 compared to operating income of $26,265 for the same period in 1999. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $357,255 in the second quarter.

         Other income and expenses consist of interest income on the investment of cash, interest expense and the gain on the sale of assets.

         Net income for the second quarter of 2000 was $148,410 compared to net income of $67,955 for the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $344,956 for the six months ended June 30, 2000 compared to cash provided by operating activities of $344,371 for the six months ended June 30, 1999.

         Net cash used for investing activities totaled $89,806 for the six months ended June 30, 2000 compared to cash used for investing activities of $93,597 for the six months ended June 30, 1999.

         Net cash used for financing activities in the first six months of 2000 was $440,097 compared to the cash used for financing in the first six months of 1999 was $333. The increase in net cash used for financing activities is attributable to the cash used to pay the note payable to Mr. Sheeley for $750,000 offset by proceeds from the bank line of credit and from the exercising of non-qualified options in the quarter.

         During the first six months of 2000 certain option-holders exercised a total of 75,000 options. The Company received a total of $121,505 in proceeds from the exercise of these options.

         The board of directors of the Company approved in March of 1997 a stock buy back of 100,000 shares and in May of 1998 a stock buy back of another 100,000 shares. In November 1998, the Company's Board of Directors approved a third stock buy back of up to 1,000,000 shares of the Company's common stock. The Company has repurchased approximately 400,000 shares of the Company's common stock in private and public transactions under these authorizations and retired all shares repurchased.

         Working capital and liquidity, which consists principally of cash, receivables and inventories, was $3,626,695 at June 30, 2000 and $3,186,457 at December 31, 1999. The ratio of current assets to current liabilities was 1.9:1 at June 30, 2000 and 1.8:1 at December 31, 1999.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601.

         Exhibit 1 - Letter from Boulay, Heutmaker, Zibell & Co., PLLP in regards to the following 8K

(b)  Reports on Form 8-K

         Effective July 14, 2000, the Registrant dismissed Boulay, Heutmaker, Zibell & Company PLLP as its independent accounting firm. The termination of Boulay, Heutmaker, Zibell & Company PLLP was approved by the Audit Committee of the Board of Directors of the Registrant.

         Boulay, Heutmaker, Zibell & Company PLLP's report on the financial statements of the Registrant for each of the last two fiscal years neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the Registrants two most recent fiscal years and the interim periods through July 14, 2000, there were no disagreements with Boulay, Heutmaker, Zibell & Company PLLP as described in Items 304(a) (1) (iv) of Regulation S-B.

         Accordingly, Boulay, Heutmaker, Zibell & Company PLLP has not advised the Registrant of (i) the absence of internal controls necessary to develop reliable financial statements, (ii) any information which would cause Boulay, Heutmaker, Zibell & Company PLLP unable to rely on management's representations, or that Boulay, Heutmaker, Zibell & Company PLLP was unwilling to be associated with the financial statements prepared by management, (iii) or any need that Boulay, Heutmaker, Zibell & Company PLLP to expand significantly the scope of its audit, or any information that if further investigated may (a) materially impact the fairness or reliability of either a previously issued audit report of the underlying financial statements or any financial statements for any fiscal period subsequent to the date of the most recent financial statements covered by and audit report or (b) cause it to be unwilling to rely on management's representations or be associated with the Registrant's financial statements, or
(iv) and information that has come to the attention of Boulay, Heutmaker, Zibell & Company PLLP that it concluded materially impacts the fairness or reliability of either (a) a previously issued audit report or the underlying financial statements or (b) any financial statements issued or to be issued covering any fiscal period subsequent to the date of the most recent financial statements covered by an audit report.

         Effective August 4, 2000, the Registrant engaged Deloitte & Touche LLP as its independent accounting firm. The Registrant has not had prior relationships with Deloitte & Touche LLP.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     E.MERGENT, INC.

Date:  August 14, 2000               By:  /s/ James Hansen
      -----------------                   ----------------
                                          James W. Hansen
                                          President, CEO, Treasurer and Chairman