Form 10QSB
period 2000-09-30
E MERGENT INC
filed 2000-11-14
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000.

       [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

       For the transition period from _______________ to _______________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of October 20, 2000: 5,750,440


Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 E.MERGENT, INC.
                         INTERIM CONDENSED BALANCE SHEET

                                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                                 2000              1999
                                                                                               UNAUDITED          AUDITED
                                                                                              ------------     ------------
                                           ASSETS
Current assets
  Cash and cash equivalents ..............................................................    $     84,767     $    212,435
  Certificate of deposit-restricted (Note 3) .............................................                          158,000
  Accounts receivable, less allowance for doubtful accounts of $100,000 on September 30,
   2000 and December 31, 1999 ............................................................       3,846,271        2,894,495
  Other receivables ......................................................................          98,084           22,114
  Inventories (Note 7) ...................................................................       4,091,880        3,707,528
  Deferred income taxes ..................................................................         329,000          220,000
  Prepaid expenses .......................................................................          96,140           71,253
                                                                                              ------------     ------------
   Total current assets ..................................................................       8,546,142        7,285,825

Property and equipment
  Office and computer equipment ..........................................................         743,563          673,749
  Machinery and equipment ................................................................         329,377          325,468
  Tooling ................................................................................         754,072          703,541
  Leasehold improvements .................................................................          59,100           52,446
                                                                                              ------------     ------------
  Total equipment ........................................................................       1,886,112        1,755,204
     Less accumulated depreciation .......................................................       1,197,069          921,523
                                                                                              ------------     ------------
     Net property and equipment ..........................................................         689,043          833,681

Other assets
  Investment .............................................................................         150,000
  Patents, net ...........................................................................         129,340          150,769
  Other intangibles, net .................................................................       1,840,799        1,986,480
                                                                                              ------------     ------------
     Total other assets ..................................................................       2,120,139        2,137,249

     Total assets ........................................................................    $ 11,355,324     $ 10,256,755
                                                                                              ============     ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable .......................................................................    $  1,630,189     $  1,446,930
  Bank line of credit (Note 5) ...........................................................       1,809,526          670,605
  Note payable - non compete (Note 6) ....................................................                          750,000
  Unearned maintenance contracts .........................................................         403,807          520,660
  Current maturities of long-term debt ...................................................          35,854           35,854
  Customer deposits and other liabilities ................................................         225,917           22,248
  Accrued compensation ...................................................................         215,818          411,493
  Reserves and other .....................................................................         129,872          241,578
                                                                                              ------------     ------------
   Total current liabilities .............................................................       4,450,983        4,099,368

Long-term liabilities
  Long-term debt, net of current maturities ..............................................          72,678           98,418
  Unearned maintenance contracts, net of current maturities ..............................         141,508          108,240
                                                                                              ------------     ------------
  Total long-term liabilities ............................................................         214,186          206,658

Stock holders' equity
  Common stock, $.01 par value; Authorized 20,000,000 shares issued and outstanding,
   5,750,440 shares at September 30, 2000 and 5,675,440 shares at December 31, 1999 ......          57,504           56,754
  Additional paid in capital .............................................................       7,615,192        7,494,437
  Accumulated deficit ....................................................................        (982,541)      (1,600,462)
                                                                                              ------------     ------------
   Total stockholders' equity ............................................................       6,690,155        5,950,729
                                                                                              ------------     ------------
     Total liabilities and stockholders' equity ..........................................    $ 11,355,324     $ 10,256,755
                                                                                              ============     ============

                   INTERIM CONDENSED STATEMENT OF OPERATIONS - UNAUDITED

                                                            Three Months Ended               Nine Months Ended
                                                            ------------------               -----------------
                                                              September  30                     September 30
                                                              -------------                     ------------
                                                          2000             1999             2000            1999
                                                          ----             -----            ----            ----
Sales ...........................................    $  5,625,211     $  4,276,564     $ 15,523,229     $  8,011,764
Cost of goods sold ..............................       3,672,589        2,376,764        9,905,960        4,686,600
                                                     ------------     ------------     ------------     ------------
Gross profit ....................................       1,952,622        1,899,800        5,617,269        3,325,164
Selling, general and administrative expenses ....       1,701,873        1,534,690        4,983,875        2,877,856
                                                     ------------     ------------     ------------     ------------
Operating Income ................................         250,749          365,110          633,394          447,308
Other income (expense) ..........................         (42,873)          (9,015)        (106,044)          24,026
Income tax benefit ..............................         109,000                0           90,572           25,000
                                                     ------------     ------------     ------------     ------------
Net Income ......................................    $    316,876     $    356,095     $    617,922     $    496,334
                                                     ============     ============     ============     ============

Basic earnings per common share .................    $       0.06     $       0.06     $       0.11     $       0.09

Basic Shares outstanding ........................       5,750,440        5,675,440        5,750,440        5,675,440

Diluted earnings per common share ...............    $       0.05     $       0.06     $       0.10     $       0.09

Diluted shares outstanding ......................       6,062,720        5,753,735        6,062,720        5,753,735



              INTERIM CONDENSED STATEMENTS OF CASH FLOWS- UNAUDITED

                                                               NINE MONTHS ENDED
                                                               -----------------
                                                                 SEPTEMBER 30
                                                                 ------------
                                                             2000             1999
                                                             ----             ----
Cash flows from operations:
   Net cash from operations .........................    $   (489,446)    $    135,842

Cash flows from investing:
   Capital expenditures .............................        (130,908)        (379,166)
   Business combinations ............................                       (1,057,103)
   Cash received in acquisition .....................                          304,847
   Sale of certificate of deposit ...................         158,000
   Investment in Medcam Technology, Inc. ............        (150,000)
                                                         ------------     ------------
   Net cash used for investing ......................        (122,908)      (1,131,422)

Cash flows from financing:
   Issuance of common stock and warrants ............         121,505           50,100
   Borrowings on bank line of credit, net ...........       1,138,921           (6,032)
   Payments on capital leases .......................         (25,740)         115,784
   Payment on non-compete ...........................        (750,000)
   Term note payable ................................                           (9,014)
   Repurchase of common stock and warrants ..........                          (64,391)
                                                         ------------     ------------
     Net cash used for financing ....................         484,686           86,447
                                                         ------------     ------------

Net decrease in cash and cash equivalents ...........        (127,668)        (909,133)

Cash and cash equivalents at beginning of period ....         212,435        1,514,561
                                                         ------------     ------------

Cash and cash equivalents at end of period ..........    $     84,767     $    605,428
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

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." The FASB subsequently issued SFAS No. 137 delaying the effective date for one year, to fiscal years beginning after June 15, 2000. The Company will adopt this standard no later than January 1, 2001. The Company expects that this standard will not materially affect its financial position and results of operations.

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

                                                    THREE MONTHS ENDING       NINE MONTHS ENDING
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                     2000         1999         2000         1999
                                                     ----         ----         ----         ----
Weighted average common shares outstanding for
      Basic earnings per share                    5,750,440    5,675,440    5,750,440    5,675,440
Effect of dilutive securities:
      Stock Options and Warrants                    312,280       78,295      312,280       78,295
                                                  ---------    ---------    ---------    ---------

Shares used in diluted earnings per share         6,062,720    5,753,735    6,062,720    5,753,735
                                                  =========    =========    =========    =========

NOTE 3. CERTIFICATES OF DEPOSIT

         In April, 2000 the restricted certificate of deposit was released and the irrevocable letter of credit was cancelled.

NOTE 4. INCOME TAXES

         At September 30, 2000, the Company had federal operating loss carryforwards from tax losses previously incurred as well as general business and alternative minimum tax credit carryforwards that expire in 2008 through 2018. Management previously established a valuation allowance with respect to these tax loss carryforwards and other temporary differences, as management had determined that it was more likely than not that the tax benefits of these tax assets might not be realized. At September 30, 2000, the valuation allowance was $512,000.

         As a result of the current earnings through the nine months ended September 30, 2000 and estimated earnings in the fourth quarter of fiscal 2000, the Company recognized a $403,000 charge for income taxes. Additionally, at September 30, 2000, based on a review of the various financial factors, management determined that it is more likely than not that most of the remaining deferred assets would be realized. Accordingly, the valuation allowance was reduced by $512,000, resulting in a net income tax benefit of $109,000 for the three and nine months ended September 30, 2000, which is reported in the statements of income.

NOTE 5. LINE OF CREDIT

         The Company has available a $2,000,000 demand revolving note, with an asset-based lender, secured by substantially all assets, that expires in September 2001. Interest is computed on actual days elapsed, at an annual rate equal to 1.5% per annum in excess of the Prime Rate at Norwest Bank of Minnesota, NA. The note requires a minimum interest rate of 9% per annum and not less than $7,900 per month. At December 31, 1999 the interest rate was 10% and at September 30, 2000 the interest rate was 11%. At September 30, 2000, the Company was in compliance with all financial ratios required by the note.

NOTE 6. NOTE PAYABLE - NON COMPETE

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

NOTE 7. INVENTORY

         Inventories consisted of the following on:   SEPTEMBER 30, 2000  DECEMBER 31, 1999
Materials                                                $  958,416           1,091,450
Work-in-process                                             388,987
Finished goods, including demonstration units             2,744,477           2,616,078
                                                         ----------          ----------
                                                         $4,091,880           3,707,528
                                                         ==========          ==========

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

         Sales for the quarter ended September 30, 2000 were $5,625,211 compared to $4,276,564 for the third quarter of 1999, an increase of 32%. This increase is attributed to an increase in revenues in the Company's international and videoconferencing markets, revenues derived from new products and a full quarter of revenues generated from the acquisition of Acoustic Communication Systems, which was acquired in August 1999. Sales for the nine-month period ending September 30, 2000 were $15,523,229 compared to $8,011,764 for the same period ending September 30, 1999. This increase is mainly attributed to the recognition of revenues for the acquired Acoustic Communication Systems for the full nine month period ending September 30, 2000 compared to only two months of the same period for 1999.

         Gross margins of the Company are determined by deducting from sales all materials, labor, packaging, manuals and overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the third quarter of 2000 was $1,952,622 or 35% as compared to $1,899,800 or 44% for the third quarter of 1999. This gross margin decrease is a result of lower margin OEM and distributor customer sales along with higher material costs due to warranty of service and maintenance contracts. The Company's gross margin on sales during the first nine months of 2000 were $5,617,269 or 36% compared to $3,325,164 or 42% for the same period in 1999. This gross margin decrease is a result of a key service customer installation with less than projected profit margins, lower margin OEM and distributor customer sales along with higher material costs due to warranty of service and maintenance contracts. The Company has a goal to maintain gross margins in the 40% range, but there is no assurance that it will be able to do so.

         Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses increased from $1,534,690 in the third quarter of 1999 to $1,701,873 in the third quarter of 2000. This increase is related to the Company's efforts to invest in new product development, sales and marketing expenses related to new product launches and the additional selling, general and administrative expenses of the expansion of the Company's out-state offices. Selling, general and administrative expenses for the nine-month period ending September 30, 2000 were $4,983,875 compared to $2,877,856 for the same period in 1999. This increase is mainly attributed to the recognition of expenses for the acquired Acoustic Communication Systems for the full nine-month period ending September 30, 2000 compared to only two months of the same period for 1999.

         Operating income for the third quarter of 2000 was $250,749 compared to operating income of $365,110 for the same period in 1999. This decrease in operating income is a result of the above mentioned decrease in gross margin combined with the increase in selling, general and administrative expenses. Operating income for the nine-month period ending September 30, 2000 was $633,394 compared to $447,308 for the same period in 1999. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $403,821 in the third quarter and $1,076,050 for the nine-month period ending September 30, 2000.

         Other expenses for the third quarter and nine-month period consist of interest expense on the Company's line of credit. Other income for the nine-month period in 1999 consisted of interest income.

         Net income for the third quarter of 2000 was $316,876 compared to net income of $356,095 for the third quarter of 1999. During the quarter an income tax benefit of $109,000 was recognized related to the reversal of previously established valuation allowances on net operating loss carryforwards. Net income for the nine-month period ending September 30, 2000 was $617,922 compared to $496,334 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities totaled $489,446 for the nine months ended September 30, 2000 compared to cash provided by operating activities of $135,842 for the nine months ended September 30, 1999.

         Net cash used for investing activities totaled $122,908 for the nine months ended September 30, 2000 compared to cash used for investing activities of $1,131,422 for the nine months ended September 30, 1999.

         Net cash provided by financing activities in the first nine months of 2000 was $484,686 compared to the cash provided by financing activities in the first nine months of 1999 was $86,447. The increase in net cash provided by financing activities is attributable to the increase in the borrowings of the line of credit of approximately $1,139,000 partially offset by $750,000 of cash used to pay the note payable to Mr. Sheeley.

         During the first nine months of 2000 certain option-holders exercised a total of 75,000 options. The Company received a total of $121,505 in proceeds from the exercise of these options.

         The board of directors of the Company approved in March of 1997 a stock buy back of 100,000 shares and in May of 1998 a stock buy back of another 100,000 shares. In November 1998, the Company's Board of Directors approved a third stock buy back of up to 1,000,000 shares of the Company's common stock. The Company has repurchased approximately 400,000 shares of the Company's common stock in private and public transactions under these authorizations and retired all shares repurchased. Approximately 800,000 shares are available for repurchase at September 30, 2000 under these authorizations.

         Working capital, which consists principally of cash, receivables and inventories, was $4,095,159 at September 30, 2000 and $3,186,457 at December 31, 1999. The ratio of current assets to current liabilities was 1.9:1 at September 30, 2000 and 1.8:1 at December 31, 1999.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
None


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      E.MERGENT, INC.

Date:  November 14, 2000              By: /s/ James Hansen
      -------------------                 -----------------
                                          James W. Hansen
                                          President, CEO, Treasurer and Chairman