Form 10QSB
period 2001-03-31
E MERGENT INC
filed 2001-05-14
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of April 20, 2001: 5,780,441


Transitional Small Business Disclosure Format (check one):   Yes     No X
                                                                ---    ---

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                 E.MERGENT, INC.
                  INTERIM CONDENSED BALANCE SHEETS - UNAUDITED

                                                                                             MARCH 31,        DECEMBER 31,
                                                                                               2001               2000
                                                          ASSETS
Current assets
   Cash and cash equivalents..........................................................                            $1,230
   Accounts receivable, less allowance for doubtful accounts of  $180,264 on March 31,
     2001 and $150,000 on December 31, 2000...........................................    3,952,557            4,947,997
   Other receivables..................................................................       21,084               21,084
   Income tax receivable..............................................................       40,000                5,741
   Inventories (Note 4) ..............................................................    4,170,540            4,464,219
   Deferred income taxes..............................................................      460,000              460,000
   Prepaid expenses...................................................................      171,274              128,572
                                                                                      -------------           ----------
     Total current assets.............................................................    8,815,455           10,028,843

Property and equipment
   Office and computer equipment......................................................      803,057              780,446
   Machinery and equipment............................................................      329,377              329,378
   Tooling............................................................................      758,053              758,053
   Leasehold improvements.............................................................       59,100               59,100
                                                                                      -------------           ----------
   Total equipment....................................................................    1,949,587            1,926,977
       Less accumulated depreciation..................................................   (1,394,651)          (1,302,087)
                                                                                      --------------          -----------
       Net property and equipment.....................................................      554,936              624,890

Other assets
   Goodwill, net......................................................................    1,097,845            1,130,782
   Noncompete, net....................................................................      645,833              661,458
   Patents, net.......................................................................      114,286              121,429
   Notes receivable from Medcam.......................................................       69,000               78,000
   Investment in Medcam...............................................................      150,000              150,000
   Other..............................................................................                            15,000
                                                                                      -------------         ------------
       Total other assets.............................................................    2,076,964            2,156,669

       Total assets...................................................................  $11,447,355          $12,810,402
                                                                                      =============         ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable...................................................................     $952,653           $2,112,247
   Bank line of credit (Note 3).......................................................      876,811            1,146,811
   Current maturities of unearned maintenance contracts...............................      531,652              703,073
   Current maturities of long-term debt...............................................      194,253              194,253
   Customer deposits and other liabilities............................................      175,416              102,064
   Accrued compensation...............................................................      259,700              244,359
   Reserves and other.................................................................      171,912              152,777
                                                                                      -------------           ----------
     Total current liabilities........................................................    3,162,397            4,655,584
Long-term debt, net of current maturities.............................................      608,008              654,136
Unearned maintenance contracts, net of current maturities.............................      500,359              232,488
Deferred income taxes.................................................................       41,431               78,000

Stockholders' equity
   Common stock, $.01 par value; Authorized 20,000,000 shares issued and outstanding,
   5,774,378 shares at March 31, 2001 and 5,760,440 shares at December 31, 2000.......       57,744               57,604
   Additional paid in capital.........................................................    7,703,654            7,698,793
   Accumulated deficit................................................................     (626,238)            (566,203)
                                                                                      -------------           -----------
     Total stockholders' equity.......................................................    7,135,160            7,190,194
                                                                                      -------------           ----------
       Total liabilities and stockholders' equity.....................................  $11,447,355          $12,810,402
                                                                                      =============          ===========

             INTERIM CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                             THREE MONTHS ENDED
                                                             ------------------
                                                                   MARCH 31
                                                                   --------
                                                          2001                 2000
                                                          ----                -----

Sales.............................................$     4,923,661      $   4,660,821
Cost of goods sold................................      3,132,874          2,906,624
                                                  ---------------      -------------
Gross profit......................................      1,790,787          1,754,197
Selling, general and administrative expenses......      1,848,562          1,578,417
                                                  ---------------      -------------
Operating income (loss)...........................        (57,775)           175,780
Other expense, net................................        (42,260)           (23,144)
Income tax benefit................................         40,000
                                                  ---------------      -------------
Net income (loss).................................$       (60,035)     $     152,636
                                                  ================     =============

Basic earnings (loss) per common share............         ($0.01)             $0.03

Weighted average shares outstanding...............      5,774,378          5,747,940

Diluted earnings (loss) per common share..........         ($0.01)             $0.03

Diluted shares outstanding........................      5,774,378          6,123,603



              INTERIM CONDENSED STATEMENTS OF CASH FLOWS- UNAUDITED


                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                                  --------
                                                                       2001                     2000
                                                                       ----                     ----
Cash flows from operations:
     Net cash from (used for) operations........................   $332,508                 $(218,068)

Cash flows from investing:
     Capital expenditures.......................................    (22,610)                  (38,898)
     Investment in Medcam Technology, Inc.......................                             (150,000)
                                                                 ----------               ------------
     Net cash used for investing................................    (22,610)                 (188,898)

Cash flows from financing:
     Issuance of common stock and warrants......................     11,500                   119,480
     Borrowings on bank line of credit, net.....................   (270,000)                  382,954
     Payments on capital leases.................................     (4,919)                  (13,829)
     Term note payable..........................................    (41,209)
     Repurchase of common stock and warrants....................     (6,500)
                                                                 -----------              -----------
       Net cash from (used for) financing.......................   (311,128)                  488,605
                                                                 -----------              -----------

Net increase (decrease) in cash and cash equivalents............     (1,230)                   81,639

Cash and cash equivalents at beginning of period................      1,230                   212,435
                                                                 ----------               -----------

Cash and cash equivalents at end of period......................         $0                  $294,074
                                                                 ==========               ===========

FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The condensed balance sheets as of March 31, 2001, the condensed statements of operations and the condensed statements of cash flows for the three-month periods ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2001 and 2000 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

NOTE 2.  INCOME PER COMMON SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method. Stock options and warrants of 222,252 were not used in the 2001 calculation because their impact would have been anti-dilutive due to the net loss incurred for the period. The components of the earnings per share are as follows:

                                                      THREE MONTHS ENDING
                                                           MARCH 31,
                                                     2001              2000
                                                     ----              ----

Weighted average common shares outstanding for
      Basic earnings per share                     5,774,378         5,747,940
Effect of dilutive securities:
      Stock Options and Warrants                                       375,663
                                                   ---------        ----------

Shares used in diluted earnings per share          5,774,378         6,123,603
                                                   =========         =========

NOTE 3.  LINE OF CREDIT

         At March 31, 2001, the Company has available a $2,750,000 bank revolving note, secured by substantially all assets, that expires April 30, 2002. Interest is computed on actual days elapsed, at an annual rate equal to the prime rate as quoted by THE WALL STREET JOURNAL. At March 31, 2001 the interest rate was 8%. The note is payable on demand. The terms of the note require the Company to maintain certain financial ratios. The Company was in compliance with all covenants as of March 31, 2001. The amount outstanding under the note was $876,811 at March 31, 2001.

NOTE 4.  INVENTORY

        Inventories consisted of the following on:           MARCH 31, 2001         DECEMBER 31, 2000
        Materials                                              $1,762,888              $1,695,726
        Work-in-process                                           571,428                 515,884
        Finished goods, including demonstration units           1,836,224               2,252,609
                                                                ---------               ---------
                                                               $4,170,540              $4,464,219
                                                               ==========               =========

NOTE 5.  SEGMENT INFORMATION

         The Company classifies its businesses into two segments: Products Division (Videolabs), which designs, manufactures, and markets collaboration-based peripherals; and Services Division (ACS), which specializes in the design, installation, support, and service of multimedia systems.

         Information concerning the Company's operations by segment is presented below.


                                                  Products          Services
                                                  Division          Division         Corporate        Consolidated
THREE MONTHS ENDED MARCH 31, 2001:

          Sales                                  $  2,197,031    $   2,726,630                       $    4,923,661
          Cost of sales                             1,426,159        1,706,715                            3,132,874
                                                 ------------    -------------                       --------------
          Gross profit                                770,872        1,019,915                            1,790,787
          Operating expenses                          614,551          785,890     $     448,121          1,848,562
                                                 ------------    -------------     -------------     --------------
          Operating income (loss)                $    156,321    $     234,025     $    (448,121)    $      (57,775)
                                                 ============    =============     =============     ===============

          Depreciation and amortization          $      7,143    $      19,915     $     121,271     $      148,329
                                                 ============    =============     =============     ==============

THREE MONTHS ENDED MARCH 31, 2000:

          Sales                                  $  2,626,288    $   2,034,533                       $    4,660,821
          Cost of sales                             1,605,696        1,300,928                            2,906,624
                                                 ------------    -------------                       --------------
          Gross profit                              1,020,592          733,605                            1,754,197
          Operating expenses                          491,670          645,397     $     441,350          1,578,417
                                                 ------------    -------------     -------------     --------------
          Operating income (loss)                $    528,922    $      88,208     $    (441,350)    $      175,780
                                                 ============    =============     =============     ==============

          Depreciation and amortization          $      7,143    $      16,373     $     125,395     $      148,911
                                                 ============    =============     =============     ==============

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

         Sales for the quarter ended March 31, 2001 were $4,923,661 compared to $4,660,821 for the first quarter of 2000, an increase of 6%. This increase is attributed to an increase in sales in the Company's services division, Acoustic Communication Systems (ACS). The Company's services division had an increase of 34%, while the Company's products division, VideoLabs had a decrease of 16% when compared to the first quarter of 2000. Export sales of the products division decreased 44% from approximately $925,000 in the first quarter of 2000 to $518,000 in the first quarter on 2001. To promote international business the Company has recently opened a distribution facility near Rotterdam, The Netherlands. The Company began shipments on April 9, 2001 of its entire product line to its European resellers. The Company believes that maintaining an inventory overseas will allow the Company to provide customers with decreased shipping charges and quick turn around times for better customer satisfaction.

         Gross margins of the Company are determined by deducting from sales all materials, labor, packaging, manuals and overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the first quarter of 2000 was $1,754,197 or 38% as compared to $1,790,787 or 36% for the first quarter of 2001. This gross margin decrease is a result of lower margin OEM and distributor customer sales along with higher material costs due to warranty of service and maintenance contracts. The Company has a goal to maintain gross margins in the 40% range, but there is no assurance that it will be able to do so.

         Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses increased from $1,578,417 in the first quarter of 2000 to $1,848,562 in the first quarter of 2001. This increase is related to the Company's efforts to invest in sales and marketing expenses related to new product introductions, additional sales staff, and tradeshows.

         Operating loss for the first quarter of 2001 was $57,775 compared to operating income of $175,780 for the same period in 2000. This decrease in operating income is a result of the above mentioned decrease in gross margin combined with the increase in selling, general and administrative expenses. Earnings before interest, taxes, depreciation and amortization was $90,554 in the three month period ending March 31, 2001.

         Other expenses for the first quarter consisted of interest expense on the Company's line of credit and note payable.

         Net loss for the first quarter of 2001 was $60,035 compared to net income of $152,636 for the first quarter of 2000. During the quarter an income tax benefit of $40,000 was recognized as management believes that the loss will be used to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $332,508 for the three months ended March 31, 2001 compared to cash used for operating activities of $218,068 for the three months ended March 31, 2000. This increase in cash provided by operating activities is mainly attributed to the decrease of receivables and inventory partially offset by the reduction of accounts payable.

         Net cash used for investing activities totaled $22,610 for the three months ended March 31, 2001 compared to cash used for investing activities of $188,898 for the three months ended March 31, 2000.

         Net cash provided by financing activities in the first three months of 2000 was $488,605 compared to the cash used for financing activities in the first three months of 2001 was $311,128. This decrease in net cash provided by financing activities is attributable to the pay down of the line of credit and note payable.

         During the first three months of 2001 certain option-holders exercised a total of 11,000 options. The Company received a total of $11,500 in proceeds from the exercise of these options.

         The board of directors of the Company approved in March of 1997 a stock buy back of 100,000 shares and in May of 1998 a stock buy back of another 100,000 shares. In November 1998, the Company's Board of Directors approved a third stock buy back of up to 1,000,000 shares of the Company's common stock. The Company has repurchased approximately 400,000 shares of the Company's common stock in private and public transactions under these authorizations and retired all shares repurchased. Approximately 800,000 shares are available for repurchase at March 31, 2001 under these authorizations.

         Working capital, which consists principally of cash, receivables and inventories, was $5,653,058 at March 31, 2001 and $5,373,259 at December 31, 2000. The ratio of current assets to current liabilities was 2.8:1 at March 31, 2001 and 2.2:1 at December 31, 2000.

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

Date:   May 14, 2001               By:    /s/  James Hansen
      ---------------                     -----------------
                                          James W. Hansen
                                          President, CEO, Treasurer and Chairman