Form 10QSB
period 2001-06-30
E MERGENT INC
filed 2001-08-13
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2001.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of July 20, 2001: 5,777,780


Transitional Small Business Disclosure Format (check one):   Yes     No X
                                                                ---    ---

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                 E.MERGENT, INC.
                  INTERIM CONDENSED BALANCE SHEETS - UNAUDITED

                                                                                           JUNE 30,         DECEMBER 31,
                                                                                             2001                 2000
                                                          ASSETS
Current assets
   Cash and cash equivalents..........................................................       $1,257               $1,230
   Accounts receivable, less allowance for doubtful accounts of $260,000 on June 30,
     2001 and $150,000 on December 31, 2000...........................................    3,775,532            4,947,997
   Other receivables..................................................................       21,084               21,084
   Income tax receivable..............................................................       60,017                5,741
   Inventories (Note 4) ..............................................................    4,379,226            4,464,219
   Deferred income taxes..............................................................      460,000              460,000
   Prepaid expenses...................................................................      148,044              128,572
                                                                                      -------------           ----------
     Total current assets.............................................................    8,845,160           10,028,843

Property and equipment
   Office and computer equipment......................................................      900,706              780,446
   Machinery and equipment............................................................      334,043              329,378
   Tooling............................................................................      760,473              758,053
   Leasehold improvements.............................................................       59,100               59,100
                                                                                      -------------           ----------
   Total equipment....................................................................    2,054,322            1,926,977
       Less accumulated depreciation..................................................   (1,489,674)          (1,302,087)
                                                                                      --------------          -----------
       Net property and equipment.....................................................      564,648              624,890

Other assets
   Goodwill, net......................................................................    1,064,911            1,130,782
   Noncompete, net....................................................................      630,209              661,458
   Patents, net.......................................................................      107,143              121,429
   Notes receivable from Medcam.......................................................       60,000               78,000
   Investment in Medcam...............................................................      150,000              150,000
   Other..............................................................................                            15,000
                                                                                      -------------         ------------
       Total other assets.............................................................    2,012,263            2,156,669

       Total assets...................................................................  $11,422,071          $12,810,402
                                                                                      =============        =============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable...................................................................   $1,480,412           $2,112,247
   Bank line of credit (Note 3).......................................................                         1,146,811
   Current maturities of unearned maintenance contracts...............................      735,290              703,073
   Current maturities of long-term debt and capital leases............................      194,253              194,253
   Customer deposits and other liabilities............................................      463,011              102,064
   Accrued compensation...............................................................      213,125              244,359
   Reserves and other.................................................................      200,843              152,777
                                                                                      -------------           ----------
     Total current liabilities........................................................    3,286,934            4,655,584
Long-term debt and capital leases, net of current maturities..........................      556,952              654,136
Unearned maintenance contracts, net of current maturities.............................      298,989              232,488
Deferred income taxes.................................................................       78,000               78,000

Stockholders' equity
   Common stock, $.01 par value; Authorized 20,000,000 shares issued and outstanding,
   5,777,780 shares at June 30, 2001 and 5,760,440 shares at December 31, 2000........       57,778               57,604
   Additional paid in capital.........................................................    7,703,620            7,698,793
   Accumulated deficit................................................................     (560,202)            (566,203)
                                                                                      --------------          -----------
     Total stockholders' equity.......................................................    7,201,196            7,190,194
                                                                                      -------------           ----------
       Total liabilities and stockholders' equity.....................................  $11,422,071          $12,810,402
                                                                                      =============         ============



                                   INTERIM CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                          ------------------                      ----------------

                                                                JUNE 30                                JUNE 30
                                                                -------                                -------
                                                      2001                 2000                2001              2000
                                                      ----                 ----                ----              ----


Sales.............................................$   5,647,638        $   5,237,197     $    10,571,299      $  9,898,017
Cost of goods sold................................    3,602,530            3,326,747           6,735,404         6,233,371
                                                  --------------       --------------    ----------------     -------------
Gross profit......................................    2,045,108            1,910,450           3,835,895         3,664,646
Selling, general and administrative expenses......    1,914,623            1,703,585           3,763,185         3,282,002
                                                  --------------       --------------    ----------------     -------------
Operating income..................................      130,485              206,865              72,710           382,644
Other expense, net................................      (20,425)             (40,027)            (62,685)          (63,170)
Income tax benefit (expense)......................      (44,024)             (18,428)             (4,024)          (18,428)
                                                  --------------       --------------    ----------------     -------------
Net income........................................$      66,036        $     148,410     $         6,001      $    301,046
                                                  ==============       ==============    ================     =============

Basic earnings per common share...................        $0.01                $0.03               $0.00             $0.05

Weighted average shares outstanding...............    5,776,079            5,750,440           5,769,110         5,749,190

Diluted earnings per common share.................        $0.01                $0.02               $0.00             $0.05

Diluted shares outstanding........................    5,971,484            6,140,401           5,982,555         6,132,002
 .........................................


                                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS- UNAUDITED


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30
                                                                                    -------
                                                                          2001                   2000
                                                                          ----                   ----
Cash flows from operations:
     Net cash from operations................................... $1,366,367                  $344,956

Cash flows from investing:
     Capital expenditures.......................................   (127,345)                  (97,806)
     Sale of certificate of deposit.............................                              158,000
     Investment in Medcam Technology, Inc.......................                             (150,000)
                                                                 ----------               -----------
     Net cash used for investing................................   (127,345)                  (89,806)

Cash flows from financing:
     Issuance of common stock and warrants......................     11,500                   121,505
     Borrowings (payments) on bank line of credit, net.......... (1,146,811)                  207,610
     Payments on capital leases.................................    (11,832)                  (19,212)
     Payments on long-term debt.................................    (85,352)
     Payment on non-compete.....................................                             (750,000)
     Repurchase of common stock and warrants....................     (6,500)
                                                                 -----------              -----------
       Net cash used for financing.............................. (1,238,995)                 (440,097)
                                                                 -----------              -----------

Net increase (decrease) in cash and cash equivalents............         27                  (184,947)

Cash and cash equivalents at beginning of period................      1,230                   212,435
                                                                 ----------               -----------

Cash and cash equivalents at end of period......................     $1,257                   $27,488
                                                                 ==========               ===========

FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

         The condensed balance sheets as of June 30, 2001, the condensed statements of operations for the three and six-month periods ended June 30, 2001 and 2000 and the condensed statements of cash flows for the six-month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2001 and 2000 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report to Shareholders. The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the entire year.

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

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,

                                                            2001              2000           2001              2000
                                                            ----              ----           ----              ----

Weighted average common shares outstanding for
      Basic earnings per share                            5,776,079         5,750,440      5,769,110         5,749,190
Effect of dilutive securities:
      Stock options and warrants                            195,405           389,961        213,445           382,812
                                                        -----------       -----------    -----------       -----------
Shares used in diluted earnings per share                 5,971,484         6,140,401      5,982,555         6,132,002
                                                        ===========       ===========    ===========       ===========

NOTE 3. LINE OF CREDIT

         At June 30, 2001, the Company had available a $2,750,000 bank revolving note, secured by substantially all assets, that expires April 30, 2002. Interest is computed on actual days elapsed, at an annual rate equal to the prime rate as quoted by THE WALL STREET JOURNAL. At June 30, 2001 the interest rate was 8%. The note is payable on demand. The terms of the note require the Company to maintain certain financial ratios. The Company was in compliance with all covenants as of June 30, 2001. There were no amounts outstanding under the note at June 30, 2001.

NOTE 4. INVENTORY

        Inventories consisted of the following on:      JUNE 30, 2001      DECEMBER 31, 2000
        Materials                                        $1,860,060             $1,695,726
        Work-in-process                                     487,868                515,884
        Finished goods, including demonstration units     2,031,298              2,252,609
                                                         ----------             ----------
                                                         $4,379,226             $4,464,219
                                                         ==========             ==========

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

                                                  Products          Services
                                                  Division          Division         Corporate        Consolidated
THREE MONTHS ENDED JUNE 30, 2001:

          Sales                                  $  2,473,736    $   3,173,902                       $    5,647,638
          Cost of sales                             1,589,274        2,013,256                            3,602,530
                                                 ------------    -------------                       --------------
          Gross profit                                884,462        1,160,646                            2,045,108
          Operating expenses                          587,582          815,445     $     511,596          1,914,623
                                                 ------------    -------------     -------------     --------------
          Operating income (loss)                $    296,880    $     345,201     $    (511,596)    $      130,485
                                                 ============    =============     =============     ==============

          Depreciation and amortization          $      7,143    $      24,461     $     119,122     $      150,726
                                                 ============    =============     =============     ==============

THREE MONTHS ENDED JUNE 30, 2000:

          Sales                                  $  2,709,748   $    2,527,449                       $    5,237,197
          Cost of sales                             1,607,922        1,718,825                            3,326,747
                                                 ------------    -------------                       --------------
          Gross profit                              1,101,826          808,624                            1,910,450
          Operating expenses                          516,647          726,462     $     460,476          1,703,585
                                                 ------------    -------------     -------------     --------------
          Operating income (loss)                $    585,179    $      82,162     $    (460,476)    $      206,865
                                                 ============    =============     ==============    ==============

          Depreciation and amortization          $      7,143    $      17,602     $     131,371     $      156,116
                                                 ============    =============     =============     ==============

SIX  MONTHS ENDED JUNE 30, 2001:

          Sales                                  $  4,670,767    $   5,900,532                       $   10,571,299
          Cost of sales                             3,015,433        3,719,971                            6,735,404
                                                 ------------    -------------                       --------------
          Gross profit                              1,655,334        2,180,561                            3,835,895
          Operating expenses                        1,202,133        1,601,335     $     959,717          3,763,185
                                                 ------------    -------------     -------------     --------------
          Operating income (loss)                $    453,201    $     579,226     $    (959,717)    $       72,710
                                                 ============    =============     =============     ==============

          Depreciation and amortization          $     14,286    $      44,376     $     240,393     $      299,055
                                                 ============    =============     =============     ==============

SIX MONTHS ENDED JUNE 30, 2000:

          Sales                                  $  5,336,036    $   4,561,981                       $    9,898,017
          Cost of sales                             3,213,618        3,019,753                            6,233,371
                                                 ------------    -------------                       --------------
          Gross profit                              2,122,418        1,542,228                            3,664,646
          Operating expenses                        1,008,317        1,371,859     $     901,826          3,282,002
                                                 ------------    -------------     -------------     --------------
          Operating income (loss)                $  1,114,101    $     170,369     $    (901,826)    $      382,644
                                                 ============    =============     =============     ==============

          Depreciation and amortization          $     14,286    $      33,975     $     256,766     $      305,027
                                                 ============    =============     =============     ==============

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. Statement No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Statement is effective for the Company on January 1, 2002. The Company is currently assessing but has not yet determined the impact of the Statement on its financial position and results of operations. As of June 30, 2001 the Company had net goodwill and other intangibles assets of approximately $1,064,911 and $737,352, respectively. Amortization expense recorded during the periods ended June 30, 2001 and June 30, 2000 was $111,406 and $111,407, respectively.

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

         Sales for the quarter ended June 30, 2001 were $5,647,638 compared to $5,237,197 for the second quarter of 2000, an increase of 8%. This increase is attributed to an increase in sales in the Company's services division, Acoustic Communication Systems (ACS). The Company's services division had an increase of 26%, while the Company's products division, VideoLabs had a decrease of 9% when compared to the second quarter of 2000. Export sales of the products division increased 6% in the second quarter. This increase is attributed to the positive reaction from international distributors after opening a distribution facility near Rotterdam, The Netherlands. The Company began shipments on April 2001 of its entire product line to its European resellers. The Company believes that maintaining an inventory overseas will allow the Company to provide customers with decreased shipping charges and quick turn around times for better customer satisfaction. Sales for the six month period ending June 30, 2001 were $10,571,299 compared to $9,898,017 for the first six months of 2000, an increase of 7%. This increase is also attributed to an increase in sales in the Company's services division, ACS. The Company's services division had an increase of 29%, while the Company's products division, VideoLabs had a decrease of 13% when compared to the first six months of 2000.

         Gross margins are determined by deducting from sales all materials, labor, packaging, manuals and overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the second quarter of 2001 was $2,045,108 or 36% of sales as compared to $1,910,450 or 37% of sales for the second quarter of 2000. Gross margin on sales for the first six months of 2001 was $3,835,895 or 36% of sales compared to $3,664,646 or 37% of sales for the first six months of 2000. This gross margin decrease is a result of lower margin OEM and distributor customer sales along with higher material costs due to warranty of service and maintenance contracts. The Company has a goal to maintain gross margins in the 40% range, but there is no assurance that it will be able to do so.

         Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses increased from $1,703,585 in the second quarter of 2000 to $1,914,623 in the second quarter of 2001. Selling, general and administrative expenses for the first six months also increased from $3,282,002 in 2000 to

$3,763,185 in 2001. This increase is related to the Company's efforts to invest in sales and marketing expenses related to new product introductions, additional sales staff, and tradeshows.

         Operating income for the second quarter of 2001 was $130,485 compared to operating income of $206,865 for the same period in 2000. Operating income for the first six months of 2001 was $72,710 compared to operating income of $382,644 for the same period in 2000. This decrease in operating income is a result of the above mentioned decrease in gross margin combined with the increase in selling, general and administrative expenses. Earnings before interest, taxes, depreciation and amortization was $281,211 in the second quarter of 2001.

         Other expenses for the second quarter of 2000 and 2001 consisted of interest expenses on the Company's line of credit and note payable.

         Net income for the second quarter of 2001 was $66,036 compared to net income of $148,410 for the second quarter of 2000. Net income for the first six months of 2001 was $6,001 compared to net income of $301,046 for the first six months of 2000. During the second quarter of 2001income tax expense of $44,024 was recorded for current year tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $1,366,367 for the six months ended June 30, 2001 compared to cash provided by operating activities of $344,956 for the six months ended June 30, 2000. This increase in cash provided by operating activities is mainly attributed to the decrease of receivables and inventory partially offset by the reduction of accounts payable.

         Net cash used for investing activities totaled $127,345 for the six months ended June 30, 2001 compared to cash used for investing activities of $89,806 for the six months ended June 30, 2000.

         Net cash used for financing activities in the first six months of 2001 was $1,238,995 compared to the cash used for financing activities in the first six months of 2001 was $440,097. This increase in net cash used for financing activities is attributable to the pay down of the line of credit and note payable.

         The board of directors of the Company approved in March of 1997 a stock buy back of 100,000 shares and in May of 1998 a stock buy back of another 100,000 shares. In November 1998, the Company's Board of Directors approved a third stock buy back of up to 1,000,000 shares of the Company's common stock. The Company has repurchased approximately 400,000 shares of the Company's common stock in private and public transactions under these authorizations and retired all shares repurchased. Approximately 800,000 shares are available for repurchase at June 30, 2001 under these authorizations.

         Working capital, which consists principally of cash, receivables and inventories, was $5,558,226 at June 30, 2001 and $5,373,259 at December 31, 2000. The ratio of current assets to current liabilities was 2.7:1 at June 30, 2001 and 2.2:1 at December 31, 2000.

         Management believes, based upon current circumstances, that it has adequate capital resources to support expected operating levels for the next twelve months.

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

Date:   August 13, 2001             By:  /s/  James Hansen
      ------------------                 -----------------
                                         James W. Hansen
                                         President, CEO, Treasurer and Chairman