Form 10QSB
period 2001-09-30
E MERGENT INC
filed 2001-11-14
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

      [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2001: 5,927,780


Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                 E.MERGENT, INC.
                  INTERIM CONDENSED BALANCE SHEETS - UNAUDITED

                                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                                     2001             2000
                                                                                                 ------------     ------------
                                     ASSETS
Current assets
   Cash and cash equivalents ................................................................    $    177,289     $      1,230
   Accounts receivable, less allowance for doubtful accounts of $267,424 on September 30,
     2001 and $150,000 on December 31, 2000 .................................................       3,865,084        4,947,997
   Other receivables ........................................................................          15,542           21,084
   Income tax receivable ....................................................................                            5,741
   Inventories (Note 4) .....................................................................       4,138,971        4,464,219
   Deferred income taxes ....................................................................         460,000          460,000
   Prepaid expenses .........................................................................         148,227          128,572
                                                                                                 ------------     ------------
     Total current assets ...................................................................       8,805,113       10,028,843

Property and equipment
   Office and computer equipment ............................................................         926,548          780,446
   Machinery and equipment ..................................................................         334,043          329,378
   Tooling ..................................................................................         791,030          758,053
   Leasehold improvements ...................................................................          59,100           59,100
                                                                                                 ------------     ------------
   Total equipment ..........................................................................       2,110,721        1,926,977
       Less accumulated depreciation ........................................................      (1,585,248)      (1,302,087)
                                                                                                 ------------     ------------
       Net property and equipment ...........................................................         525,473          624,890

Other assets
   Goodwill, net ............................................................................       1,031,975        1,130,782
   Noncompete, net ..........................................................................         614,584          661,458
   Patents, net .............................................................................         100,000          121,429
   Notes receivable Medcam ..................................................................          51,000           78,000
   Investment in Medcam .....................................................................         150,000          150,000
   Other ....................................................................................                           15,000
                                                                                                 ------------     ------------
       Total other assets ...................................................................       1,947,559        2,156,669

       Total assets .........................................................................    $ 11,278,145     $ 12,810,402
                                                                                                 ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable .........................................................................    $  1,127,105     $  2,112,247
   Income tax payable .......................................................................          54,280
   Bank line of credit (Note 3) .............................................................                        1,146,811
   Current maturities of unearned maintenance contracts .....................................         704,010          703,073
   Current maturities of long-term debt and capital leases ..................................         194,253          194,253
   Customer deposits and other liabilities ..................................................         295,725          102,064
   Accrued compensation and other ...........................................................         637,127          397,136
                                                                                                 ------------     ------------
     Total current liabilities ..............................................................       3,012,500        4,655,584
Long-term debt and capital leases, net of current maturities ................................         501,479          654,136
Unearned maintenance contracts, net of current maturities ...................................         279,567          232,488
Deferred income taxes .......................................................................          78,000           78,000

Stockholders' equity
   Common stock, $.01 par value; Authorized 20,000,000 shares issued and outstanding,
   5,927,780 shares at September 30, 2001 and 5,760,440 shares at December 31, 2000 .........          59,278           57,604
   Treasury stock ...........................................................................         (73,386)
   Additional paid in capital ...............................................................       7,823,995        7,698,793
   Note receivable from related party .......................................................        (121,875)
   Accumulated deficit ......................................................................        (281,413)        (566,203)
                                                                                                 ------------     ------------
     Total stockholders' equity .............................................................       7,406,599        7,190,194
                                                                                                 ------------     ------------
       Total liabilities and stockholders' equity ...........................................    $ 11,278,145     $ 12,810,402
                                                                                                 ============     ============

             INTERIM CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            ------------------                -----------------

                                                               SEPTEMBER 30                      SEPTEMBER 30
                                                               ------------                      ------------

                                                           2001             2000             2001             2000
                                                           ----             ----             ----             ----
Sales..............................................    $  6,211,967     $  5,625,211     $ 16,783,266     $ 15,523,229
Cost of goods sold ................................       3,867,288        3,672,589       10,602,692        9,905,960
                                                       ------------     ------------     ------------     ------------
Gross profit ......................................       2,344,679        1,952,622        6,180,574        5,617,269
Selling, general and administrative expenses ......       1,857,805        1,701,873        5,620,990        4,983,875
                                                       ------------     ------------     ------------     ------------
Operating income ..................................         486,874          250,749          559,584          633,394
Other expense, net ................................         (12,870)         (42,873)         (75,556)        (106,044)
Income tax benefit (expense) ......................        (195,215)         109,000         (199,239)          90,572
                                                       ------------     ------------     ------------     ------------
Net Income.........................................    $    278,789     $    316,876     $    284,789     $    617,922
                                                       ============     ============     ============     ============

Earnings per common share .........................    $       0.05     $       0.06     $       0.05     $       0.11

Weighted average shares outstanding ...............       5,852,780        5,750,440        5,844,110        5,750,440

Diluted earnings per common share .................    $       0.05     $       0.05     $       0.05     $       0.10

Diluted shares outstanding ........................       6,033,090        6,062,720        6,085,029        6,062,720


              INTERIM CONDENSED STATEMENTS OF CASH FLOWS- UNAUDITED

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                             ------------
                                                                         2001             2000
                                                                         ----             ----
                                                                     ------------     ------------
Cash flows from operations:
     Net cash provided by (used in) operations ..................    $  1,605,783     $   (489,446)

Cash flows from investing activities:
     Capital expenditures .......................................        (183,745)        (130,908)
     Sale of certificate of deposit .............................                          158,000
     Investment in Medcam Technology, Inc. ......................                         (150,000)
                                                                     ------------     ------------
     Net cash used in investing activities ......................        (183,745)        (122,908)

Cash flows from financing activities:
     Issuance of common stock ...................................         133,375          121,505
     Borrowings (payments) on bank line of credit, net ..........      (1,146,811)       1,138,921
     Payments on capital leases .................................         (20,865)         (25,740)
     Payments on long-term debt .................................        (131,792)
     Payment on non-compete .....................................                         (750,000)
     Repurchase of common stock .................................         (79,886)
                                                                     ------------     ------------
       Net cash (used in) provided by financing activities ......      (1,245,979)         484,686
                                                                     ------------     ------------

Net increase (decrease) in cash and cash equivalents ............         176,059         (127,668)

Cash and cash equivalents at beginning of period ................           1,230          212,435
                                                                     ------------     ------------

Cash and cash equivalents at end of period ......................    $    177,289     $     84,767
                                                                     ============     ============

FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

         The condensed balance sheet as of September 30, 2001, the condensed statements of operations for the three and nine-month periods ended September 30, 2001 and 2000 and the condensed statements of cash flows for the nine-month periods ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2001 and 2000 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10KSB. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the entire year.

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

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                     2001         2000         2001         2000
                                                     ----         ----         ----         ----
Weighted average common shares outstanding for
      Basic earnings per share                    5,852,780    5,750,440    5,844,110    5,750,440

Effect of dilutive securities:
      Stock options and warrants                    180,310      312,280      240,919      312,280
                                                  ---------    ---------    ---------    ---------

Shares used in diluted earnings per share         6,033,090    6,062,720    6,085,029    6,062,720
                                                  =========    =========    =========    =========

NOTE 3. LINE OF CREDIT

         At September 30, 2001, the Company had available a $2,750,000 bank revolving note, secured by substantially all assets, that expires April 30, 2002. Interest is computed on actual days elapsed, at an annual rate equal to the prime rate as quoted by THE WALL STREET JOURNAL. At September 30, 2001 the interest rate was 5.5%. The note is payable on demand. The terms of the note require the Company to maintain certain financial ratios. The Company was in compliance with all covenants as of September 30, 2001. There were no amounts outstanding under the note at September 30, 2001.

NOTE 4. INVENTORY

                                                        SEPTEMBER 30, 2001   DECEMBER 31, 2000
           Inventories consisted of the following:
           Materials                                            $1,613,102          $1,695,726
           Work-in-process                                         468,347             515,884
           Finished goods, including demonstration units         2,057,522           2,252,609
                                                                ----------          ----------
                                                                $4,138,971          $4,464,219
                                                                ==========          ==========

NOTE 5. SEGMENT INFORMATION

         The Company classifies its businesses into two segments: Products Division (Videolabs), which designs, manufactures, and markets collaboration-based peripherals; and Services Division (Acoustic Communication Systems), which specializes in the design, installation, support, and service of multimedia systems.

         Information concerning the Company's operations by segment is presented below.

                                              PRODUCTS       SERVICES
                                              DIVISION       DIVISION       CORPORATE       CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30, 2001:

          Sales                            $  2,539,592    $  3,672,375                     $  6,211,967
          Cost of sales                       1,525,209       2,342,079                        3,867,288
                                           ------------    ------------                     ------------
          Gross profit                        1,014,383       1,330,296                        2,344,679
          Operating expenses                    555,974         775,352         526,479        1,857,805
                                           ------------    ------------    ------------     ------------
          Operating income (loss)          $    458,409    $    554,944    $   (526,479)    $    486,874
                                           ============    ============    ============     ============

          Depreciation and amortization    $      7,143    $     24,684    $    119,468     $    151,295
                                           ============    ============    ============     ============

THREE MONTHS ENDED SEPTEMBER 30, 2000:

          Sales                            $  2,626,758    $  2,998,453                     $  5,625,211
          Cost of sales                       1,532,892       2,139,697                        3,672,589
                                           ------------    ------------                     ------------
          Gross profit                        1,093,866         858,756                        1,952,622
          Operating expenses                    443,228         739,581         519,064        1,701,873
                                           ------------    ------------    ------------     ------------
          Operating income (loss)          $    650,638    $    119,175    $   (519,064)    $    250,749
                                           ============    ============    ============     ============

          Depreciation and amortization    $      7,143    $     19,509    $    130,246     $    156,898
                                           ============    ============    ============     ============

NINE  MONTHS ENDED SEPTEMBER 30, 2001:

          Sales                            $  7,210,359    $  9,572,907                     $ 16,783,266
          Cost of sales                       4,540,642       6,062,050                       10,602,692
                                           ------------    ------------                     ------------
          Gross profit                        2,669,717       3,510,857                        6,180,574
          Operating expenses                  1,758,107       2,376,687       1,486,196        5,620,990
                                           ------------    ------------    ------------     ------------
          Operating income (loss)          $    911,610    $  1,134,170    $ (1,486,196)    $    559,584
                                           ============    ============    ============     ============

          Depreciation and amortization    $     21,429    $     69,060    $    359,861     $    450,350
                                           ============    ============    ============     ============

NINE MONTHS ENDED SEPTEMBER 30, 2000:

          Sales                            $  7,962,794    $  7,560,435                     $ 15,523,229
          Cost of sales                       4,746,510       5,159,450                        9,905,960
                                           ------------    ------------                     ------------
          Gross profit                        3,216,284       2,400,985                        5,617,269
          Operating expenses                  1,451,545       2,111,440       1,420,890        4,983,875
                                           ------------    ------------    ------------     ------------
          Operating income (loss)          $  1,764,739    $    289,545    $ (1,420,890)    $    633,394
                                           ============    ============    ============     ============

          Depreciation and amortization    $     21,429    $     53,484    $    387,012     $    461,925
                                           ============    ============    ============     ============

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. Statement No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Statement is effective for the Company on January 1, 2002. The Company is currently assessing but has not yet determined the impact of the Statement on its financial position and results of operations. As of September 30, 2001 the Company had net goodwill and other intangibles assets of approximately $1,031,975 and $714,584, respectively. Amortization expense recorded during the nine month periods ended September 30, 2001 and September 30, 2000 was $167,110 and $167,110, respectively.

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

         Sales for the quarter ended September 30, 2001 were $6,211,967 compared to $5,625,211 for the third quarter of 2000, an increase of 10%. This increase is attributed to an increase in sales in the Company's services division, Acoustic Communication Systems (ACS). The Company's services division had an increase of 23%, while the Company's products division, VideoLabs had a decrease of 3% when compared to the third quarter of 2000. Export sales of the products division increased 14% in the third quarter of 2001 while domestic sales decreased 7%. This increase in export sales is attributed to the positive reaction from international distributors after opening a distribution facility near Rotterdam, The Netherlands. The Company began shipments in April 2001 of its entire product line to its European resellers. The Company believes that maintaining an inventory overseas will allow the Company to provide customers with decreased shipping charges and quick turn around times for better customer satisfaction. Sales for the nine month period ended September 30, 2001 were $16,783,266 compared to $15,523,229 for the first nine months of 2000, an increase of 8%. This increase is also attributed to an increase in sales in the Company's services division, ACS. The Company's services division had an increase of 27%, while the Company's products division, VideoLabs had a decrease of 10% when compared to the first nine months of 2000.

         Gross margins are determined by deducting from sales all materials, labor, packaging, manuals and overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the third quarter of 2001 was $2,344,679 or 38% of sales as compared to $1,952,622 or 35% of sales for the third quarter of 2000. Gross margin on sales for the first nine months of 2001 was $6,180,574 or 37% of sales compared to $5,617,269 or 36% of sales for the first nine months of 2000. The Company has a goal to maintain gross margins in the 40% range, but there is no assurance that it will be able to do so.

         Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses increased from $1,701,873 in the third quarter of 2000 to $1,857,805 in the third quarter of 2001. Selling, general and administrative expenses for the first nine months also increased from $4,983,875 in 2000 to $5,620,990 in 2001. This increase is related to the Company's efforts to invest in sales and marketing expenses related to new product introductions, additional sales staff, and tradeshows.

         Operating income for the third quarter of 2001 was $486,874 compared to operating income of $250,749 for the same period in 2000. This increase in operating income is a direct result of the increase in sales and gross margins mentioned above for the third quarter. Operating income for the first nine months of 2001 was $559,584 compared to operating income of $633,394 for the same period in 2000. This decrease in operating income is a result of the above mentioned increase in selling, general and administrative expenses. Earnings before interest, taxes, depreciation and amortization was $638,169 in the third quarter of 2001.

         Other expenses for the third quarter and first nine months of 2000 and 2001 consisted of interest expenses on the Company's line of credit and note payable. Income tax expense for the third quarter of 2001 was $195,215 compared to an income tax benefit of $109,000 for the third quarter of 2000. Income tax expense for the first nine months of 2001 was $199,239 compared to an income tax benefit for the first nine months of 2000 of $90,572.

         Net income for the third quarter of 2001 was $278,789 compared to net income of $316,876 for the third quarter of 2000. Net income for the first nine months of 2001 was $284,789 compared to net income of $617,922 for the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $1,605,783 for the nine months ended September 30, 2001 compared to cash used for operating activities of $489,446 for the nine months ended September 30, 2000. This increase in cash provided by operating activities is mainly attributed to the decrease of receivables and inventory.

         Net cash used for investing activities was $183,745 for capital expenditures for the nine months ended September 30, 2001 compared to cash used for investing activities of $122,908 for the nine months ended September 30, 2000. The 2000 use was the net of approximately $131,000 for capital expenditures and $150,000 for an investment in Medcam, which was partially offset by $158,000 received from the sale of a certificate of deposit.

         Net cash used for financing activities in the first nine months of 2001 was $1,245,979 compared to the cash provided by financing activities in the first nine months of 2000 was $484,686. This increase in net cash used for financing activities is primarily attributable to the pay down of the line of credit of approximately $1,147,000 compared to approximately $1,139,000 from borrowings under the line of credit in 2000. The Company also paid $750,000 under a non-compete agreement in 2000.

         The Company's board of directors approved in March of 1997 a stock buy back of 100,000 shares and in May of 1998 a stock buy back of another 100,000 shares. In November 1998, the Company's Board of Directors approved a third stock buy back of up to 1,000,000 shares of the Company's common stock. The Company has repurchased approximately 400,000 shares of the Company's common stock in private and public transactions under these authorizations and retired all shares repurchased. Approximately 800,000 shares are available for repurchase at September 30, 2001 under these authorizations. As part of the Company's employee stock purchase plan, the Company has purchased approximately 50,000 shares of the Company's stock and is holding the shares as Treasury Stock until the Company distributes the shares to employees.

         Working capital, which consists principally of cash, receivables and inventories, was $5,792,613 at September 30, 2001 and $5,373,259 at December 31, 2000. The ratio of current assets to current liabilities was 2.9:1 at September 30, 2001 and 2.2:1 at December 31, 2000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         10 (xxix)    James Hansen Limited Recourse Pledge Agreement
         10 (xxx)     James Hansen Limited Recourse Promissory Note

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     E.MERGENT, INC.

Date:   November 14, 2001            By:  /s/ James Hansen
      --------------------                ----------------
                                          James W. Hansen
                                          President, CEO, Treasurer and Chairman