Form 10KSB40
period 2001-12-31
E MERGENT INC
filed 2002-03-26
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

_X_ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-23858

                                 E.MERGENT, INC.
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

       Registrant's telephone number, including area code: (763) 417-4257
         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this form 10-KSB. [X]

         State Issuer's revenues for most recent Fiscal Year. $22,417,149

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer, based upon the closing bid price of the Common Stock on March 15, 2002 as reported on the NASDAQ Small Cap Market, was approximately $9,706,895. Shares of the voting and non-voting common equity held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 15, 2002, Registrant had outstanding 5,931,280 shares of Common Stock.

                                     PART I
               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

         This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products and services, and other factors which are described herein and/or in documents incorporated by reference herein.

         The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward-looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         E.mergent, Inc. ("the Company") is a Delaware corporation that was organized in 1992 to develop a hardware and software videoconferencing solution under the name of VideoLabs, Inc. In May 2000, the Company's shareholders approved the name change from VideoLabs, Inc. to E.mergent, Inc. The Company designs products and provides services for visual communication solutions. The Company sells its products and services through a global network of resellers and Original Equipment Manufacturers ("OEM").

         On August 3, 1999 the Company acquired Acoustic Communication Systems, Inc. ("ACS") with headquarters in Plymouth, Minnesota. ACS is an independent supplier of collaboration solutions involving voice, data and video conferencing and a value-added reseller of visual communication products. ACS markets its products and services through a direct sales force and through its e-commerce web site: www.meetingroomtools.com.

         On January 21, 2002 the Company signed a definitive merger agreement to be acquired by ClearOne Communications, Inc. ("ClearOne") (NASDAQ: CLRO), formerly known as Gentner Communications Corporation. ClearOne primarily develops, manufactures, markets and distributes products and services for the conferencing equipment, conferencing services and broadcast markets. In addition, ClearOne offers conferencing services, including conference calling, webconferencing, audio and video streaming and customer training and education. Under the terms of the agreement, ClearOne will pay the Company's stockholders $7.3 million in cash and will issue, or reserve for issuance upon the exercise of assumed stock options, 873,000 shares of its Common Stock in exchange for all of the Company's fully diluted equity, including all outstanding Company stock options to be assumed by ClearOne in connection with the merger. The actual amount of cash and shares exchanged for each outstanding Company share will depend on the number of shares outstanding at the time of the merger. Completion is subject to approval by the Company's stockholders and other closing conditions. Further information about the proposed merger is available in ClearOne's Form 8-K and registration statement on Form S-4, both filed with the Securities and Exchange Commission on February 6, 2002. The registration statement, which is intended to register the ClearOne Common Stock shares to be issued in the merger, is currently under review by the Securities and Exchange Commission in accordance with its standard review and comment procedures applicable to registration statements. Once the Securities and Exchange Commission declares the registration statement effective, the Company will mail a proxy statement/prospectus to its stockholders. The Company will then hold a shareholders' special meeting for the purpose of voting on the proposed merger. The Company presently anticipates that, if all conditions to completion of the merger are met (including approval by the shareholders), the merger may be completed some time in the second quarter of 2002. Copies of the aforementioned forms 8-K and S-4 may be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission at the following locations:


          Public Reference Room              Chicago Regional Office
          Judiciary Plaza                    Citicorp Center
          Room 1024                          500 West Madison Street
          450 Fifth Street, N.W.             Suite 1400
          Washington, D.C. 20549             Chicago, Illinois 60661


         Information about the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. In addition, the Securities and Exchange Commission maintains an Internet "website" that contains reports, proxy and information statements and other information regarding ClearOne and E.mergent. The address of the Securities and Exchange Commission website is http://www.sec.gov.

         The Company classifies its business into two segments: Products Division ("VideoLabs"), which designs, manufactures and markets a complete line of peripherals that support core technologies in the videoconferencing, audio visual, identification, education and medical markets and a Services Division ("ACS"), which is a full-service communications integration provider, specializing in the design, installation and support of meeting room technologies. The Company is headquartered in Golden Valley, Minnesota with locations in Plymouth, Minnesota; Maple Grove, Minnesota; Chicago, Illinois; and Des Moines, Iowa.

PRODUCTS DIVISION ("VIDEOLABS(R)")

         The Company manufactures and markets presentation peripherals under the VideoLabs brand name in the United States, Canada and internationally. Products are manufactured and assembled in the Golden Valley, Minnesota and Maple Grove, Minnesota locations. The VideoLabs branded products accounted for 42% of the Company's 2001 sales.

VIDEOLABS(R) PRODUCT MIX
VideoLabs products are designed to be low-cost, high-quality and value-added products.

FLEXIBLE CAMERA SERIES - VideoLabs Flexible Camera Series of application specific products are low-cost image capture and presentation tools. Each camera in the series is designed for certain applications - low-end microscopy, high-end microscopy, image capture, photo ID badging, image projection onto a monitor or screen, document presentation, internet videoconferencing and endoscopy.

In August 2001, a new CCD camera module was developed for the FlexCam(TM) Camera Series. This module, which was developed by VideoLabs' engineering group, replaces an OEM module that was made by Sharp(R) Electronics. This module features progressive scan technology and improved color digital signal processing.

PROFESSIONAL DOCUMENT CAMERA SERIES - VideoLabs DocCam(TM) Pro Series are professional, high-quality document cameras. They were the first integrated presentation tools designed for a variety of collaborative applications. The advanced, high-resolution 1/4" CCD camera with digital signal processing (DSP) conveys excellent image quality.

INTEGRATED CAMERA SOLUTIONS - VideoLabs added two more cameras to its integrated camera series, the XLRCam(TM) and the XLRCam(TM) Pro. These cameras are installed in podiums, lecterns and distance learning stations where cameras are required by the presenter. These cameras, in addition to the Ceiling DocCam(TM) and WallCam(TM), make up the integration camera series.

MOBILE SOLUTIONS - VideoLabs' line of mobile solutions is important for today's changing technology. This product line features standard, quick ship and custom options. The standard line is built with laminate and melamine with rubber edge molding. Electronic integration can be designed into the fixtures, including speakers, amplifiers and other electronic devices.

In 2000, VideoLabs redesigned its furniture line and now offers over 120 products and can build additional custom designs to meet customers' specific applications. VideoLabs has OEM partnerships with some of the industry's major videoconferencing distributors.

ACCESSORIES - VideoLabs markets a series of accessory products to complement and enhance the capabilities of its core product line. Those accessories include: capture cards, USB adapters, scan converters, scalers, cables, power supplies, lights, lens, cases, rack mounts and set-top mounting kits.

NEW PRODUCTS
The following products were launched in 2001:

      * WallCam(TM) - wall-mounted pan/tilt/zoom camera for integrated videoconferencing applications: features 21X Power Zoom, VPC Cable Plan and complete installation kit
      *  XLRCam(TM)Series - unique plug and view XLR camera systems
      * Interceptor 1000 - camera control system that allows for near-end and far-end camera control
      * Dual Monitor Cart - dual 32" monitor cart for videoconferencing applications
      * Set-Top Shelf Kits - videoconferencing set-top mounting kit that can be mounted on the wall or with plasma display

The products listed below were announced and prototypes were shown at the Telecon 2001 tradeshow in October 2001. These products will begin shipping in early 2002:

      *  CamCOMMAND(TM)- multi-camera control system
      *  MicCOMMAND(TM) - 12 input microphone switcher for use with CamCOMMAND
      * VPC Quick Connect Series - video, power and control cable system for category 5 cable
      *  PlasmaSTATION(TM) - dual plasma enclosure for videoconferencing system

SERVICES DIVISION ("ACS")
E.mergent's integration and service solutions are marketed under the ACS brand with sales and service offices in Plymouth, Minnesota; Chicago, Illinois; and Des Moines, Iowa. ACS is a full-service communications integration company, specializing in the design, installation and support of meeting room technologies, including state-of-the-art audio and videoconferencing along with a wide variety of audio visual tools, network solutions and application software. With industry-leading expertise, ACS offers the benefits of long-standing relationships with premier vendors and the convenience of our online store at www.meetingroomtools.com. The ACS branded products and services accounted for 58% of the Company's 2001 sales.

ACS PRODUCT MIX
ACS sells multimedia technology, customized product and network design, project management, installation, maintenance, training and help desk services for videoconferencing and meeting room technologies. As an extension of the videoconferencing solutions, ACS provides routing, bridging, network management tools and inverse multiplexer equipment for high bandwidth calls.

ACS represents over 150 product vendor relationships featuring best-of-class companies such as Polycom(R), PictureTel(R), Sony(R), Mitsubishi(R), VideoLabs, Tandberg(R), Bose(R) and DaLite(R).

ACS's global network of videoconferencing suppliers provides the ability to install and service multimedia technology anywhere in the world. It is E.mergent's intent to expand the ACS after-market services in 2002.

MARKETING AND DISTRIBUTION

         The Company markets its products to businesses and organizations of all sizes through a reseller channel and its direct sales organizations. As of December 31, 2001 the Company had over 550 active resellers in the education, audio visual, identification and videoconferencing markets. To complement its sales efforts, the Company advertises in trade and general business print media as well as participating in a wide array of industry trade shows. The Company expanded its presence at trade shows, both domestically and internationally in 2001.

         In the international markets, the Company sells its products through the same channels described above. As of December 31, 2001, the Company's products were being offered for sale by distributors in over 60 countries, including Canada, Brazil, Mexico, United Kingdom, Australia, Germany, France, Italy, The Netherlands, Switzerland, Portugal, Singapore, Hong Kong, Jamaica, Spain, and the Scandinavian countries. Through exposure of the products at international trade shows, additional international resellers are being actively solicited. In 2001, approximately 11% of the Company's total sales were from international markets, primarily in Europe.

COMPETITION

         The communications market is highly competitive. The Company competes with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources. The Company believes that it competes most directly with Sony, Panasonic, Toshiba, Ken-A-Vision, Sharp Electronics, Elmo, Canon, Euromex, MADD, VFI, Bretford, and Focus Enhancements in the Products Division and MCSi, AVI, SPL Integrated Solutions, Wire One and Video Guidance in the Services Division.

         The Company competes primarily on the basis of quality, design, focus, flexibility, delivery time, reputation, reliability, the effectiveness of its sales and distribution channels, and its customer service. The Company believes that its products and services compete favorably on these factors, although there can be no assurance that this will continue to be true in the future. The Company also competes with regards to pricing. The Company establishes a pricing model based upon several factors including achieving established corporate margins. The pricing model reflects list price and dealer and distributor pricing. The factors that determine the pricing model are the cost of the components, direct labor, manufacturing overhead and selling costs. The Company compares the product in a competitive matrix against competing products from various manufacturers to see if the established list price is appropriate.

MAJOR CUSTOMERS

         During 2001, no single customer's purchases exceeded 10% of total Company revenues.

BACKLOG

         Historically, the Company's Products Division has typically shipped product within one to two weeks after receipt of an order, which is common in this industry. Accordingly, backlog as of any particular date is not representative of actual sales for any succeeding period. The Company's Services Division schedules its installations within 30 to 60 days after receipt of an order. At December 31, 2001 the backlog for all divisions was approximately $2.4 million compared to $2.5 million at December 31, 2000.

CUSTOMER SATISFACTION

         The Company believes that customer satisfaction is an important measure of success. The Company's Products Division provides product training, technical support and operations manuals as well as a warranty program. The Company warrants its camera products for a period of one (1) to five (5) years (limited) from the date of receipt by the end user or installation of the systems. This covers all defects and faulty workmanship in the camera for one (1) year and a five (5) year limited warranty on the gooseneck. For OEM camera customers, product warranty is generally negotiated with each customer.

MANUFACTURING AND SUPPLIES

         The Company manufactures and provides final assembly services for its products at its facilities in Golden Valley and Maple Grove, Minnesota. The Company's manufacturing operations consist of procurement and inspection of components and sub-assemblies, final assembly and testing of finished products. After components have been procured, they are sent in kits to sub-assembler companies, mostly located near the Company's facilities, which then build the sub-assemblies. The sub-assemblies are then returned to the Company's facility for final assembly. During 2001, several products were completely built by outside subcontractors. The Company intends to expand its outsourcing to meet peak production demands. All finished products are subjected to a minimum eight-hour burn-in and reliability test before they are packaged and shipped to customers.

         Components and sub-assemblies are inspected for mechanical and electrical compliance with the Company's specifications. All finished products are tested against Company and customer specifications. The Company's products are shipped in protective packaging to minimize potential damage during shipment.

         Certain components of the Company's products are available only from a limited number of sources. All of the Company's products utilize, and therefore all of its revenues are derived from, such components. The Company does not have long-term contracts with such suppliers, but rather obtains supplies on a purchase order basis. The Company attempts to keep a satisfactory supply of inventory of such components to minimize the impact of the loss of a significant supplier. To date, there have been no significant interruptions in the supply of key components to the Company. There can be no assurance, however, that the loss of a supplier would not have a material adverse impact on the Company's ability to meet its product shipment requirements.

RESEARCH AND DEVELOPMENT

         The Company expenses research and development costs as they are incurred. In 2001, research and development costs were $662,719 compared to $781,616 in 2000. The Company's current engineering staff consists of six (6) full-time equivalent employees. The Company also contracts services from design, mechanical, optical, electrical and software engineers as required.

         Product development efforts are designed to provide new products and services that meet customer needs and generate revenues equal to 15% of prior year sales. Additional objectives of product development are to continuously enhance existing products to extend product life cycles, improve product quality, reduce time to market of new products, and reduce product costs without a decrease in quality.

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

         The Company has received a patent for the FlexCam and several of its health care products and intends to vigorously defend these patents in the marketplace. The Company's patents were issued in 1990, 1993, 1995, 1996 and 1998, ranging from 14 to 17 year terms. The Company has several patent applications that are currently pending.

         VideoLabs, StudentCam, PLANETVIEW, ProfCam, DocCam Pro, TeachCam, MRT and IllumaBase are registered trademarks of E.mergent, Inc. and FlexCam, PTZCam, Acoustic Communication Systems, meetingroomtools.com, CamCOMMAND, MicCOMMAND, Interceptor 1000, Ceiling DocCam, PlasmaSTATION, WallCam PTZ, XLRCam, MedCam, the VideoLabs logo and Acoustic Communications logo are trademarks of E.mergent, Inc. in the U.S. and various countries.

         Because of the rapid pace of technological changes in the computer industry, the Company believes that patent, trade secret and copyright protection are less significant to its competitive position than are factors such as the knowledge, ability and experience of the Company's personnel. The Company's success at product development and frequent product enhancements, the Company's name recognition and ongoing reliable product maintenance and support, and the addition of new customer services are believed to be key future customer service requirements.

EMPLOYEES

         As of December 31, 2001, the Company had seventy-nine (79) full-time employees, including; fourteen (14) in manufacturing, purchasing and warehouse; twenty-one (21) in operations, help desk, and field technicians; six (6) in product engineering, product development and warranty repair; twenty-seven (27) in sales, sales engineering, customer service and marketing; and eleven (11) in general administration and accounting. None of the Company's employees are represented by a labor union or are subject to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

ENVIRONMENTAL COMPLIANCE

         Compliance with federal, state and local laws regarding the discharge of materials into the environment has no material effect upon capital expenditures, earnings, competitive position or finances of the Company.

GOVERNMENT REGULATION

         Products sold by the Company are subject to regulations of the U.S. Federal Communication Commission ("FCC") and European product compliance requirements. All products sold by the Company have met mandatory requirements of both the FCC and Community European ("CE") regulations. The Company believes it is in compliance with all applicable federal, state and local regulations. The Company does not know of any pending regulations which would adversely affect its operations or products.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's headquarters and camera manufacturing operations are located in Golden Valley, Minnesota, where the Company has leased approximately 5,806 square feet of office and research and development lab space and 2,633 square feet of manufacturing space since October 1, 1997 under a lease that expires on September 30, 2002. The Company believes the facility is in excellent condition. The annual rent plus estimated annual taxes and operating costs are approximately $92,000 for the year ended December 31, 2001.

         The Company's ACS Division is located in Plymouth, Minnesota along with its distribution warehouse for VideoLabs' products. This location consists of 6,535 square feet of office space and 4,885 square feet of warehouse. This facility is leased at an annual operating cost of approximately $134,000 consisting of rent and estimated taxes under a month-to-month lease agreement.

         The Company also leases a manufacturing facility in Maple Grove, Minnesota under a lease that expires on September 30, 2002. This facility consists of 9,843 square feet of manufacturing space at an annual cost of approximately $38,000 for rent and estimated taxes.

         Sales office leases have been executed for office space in Des Moines, Iowa for 600 square feet on a month-to-month basis with an approximate annual cost of $10,000, and in Chicago, Illinois for 2,608 square feet expiring on July 31, 2004 at an approximate annual cost of $41,000.

         In the first quarter of 2001, the Company contracted with a warehouse in The Netherlands to set up a bonded warehouse for its European sales at an annual cost of approximately $75,000 for rent, services, and estimated taxes.

         The Company's management believes that all properties are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

         There are no pending material legal proceedings against the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to vote of the security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

a) Market Information.

         The Company's Common Stock is traded on the NASDAQ Small Cap market under the ticker symbol EMRT. Prior to July 1, 2000, the Company's ticker symbol was VLAB. The Company changed its ticker symbol when the Company's name changed from VideoLabs, Inc. to E.mergent, Inc. The following table sets forth, for the periods indicated, the high and low prices per share for the Company's Common Stock as reported to the Company by NASDAQ.

                                                       BID PRICES
YEAR ENDED DECEMBER 31, 2001                       LOW           HIGH
----------------------------                       ---           ----
Quarter ended March 31, 2001                      $1.25          $2.56
Quarter ended June 30, 2001                       $1.12          $2.00
Quarter ended September 30, 2001                  $1.00          $2.00
Quarter ended December 31, 2001                   $1.25          $3.48

YEAR ENDED DECEMBER 31, 2000
----------------------------
Quarter ended March 31, 2000                      $4.06          $4.13
Quarter ended June 30, 2000                       $4.63          $4.69
Quarter ended September 30, 2000                  $2.00          $4.75
Quarter ended December 31, 2000                   $0.94          $3.06

b) Holders.

         As of March 15, 2002 there were approximately 210 holders of record of the Company's Common Stock and approximately 2,300 beneficial shareholders.

c) Dividends.

         The Company has never declared any cash dividends on any class of common equity. The Company currently intends to retain earnings for its use in operations and does not anticipate paying cash dividends in the foreseeable future.

         The Company's Common Stock is currently traded in the national over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market System. NASDAQ rules require that companies quoted on the NASDAQ SmallCap Market System have total assets of at least $2,000,000 and net capital of at least $1,000,000. As of December 31, 2001, the Company had total assets of $10,835,383 and net capital of $7,648,213. NASDAQ also requires that the Company's minimum bid price not drop below $1 for 30 consecutive business days. The Company's bid price did not drop below $1.00 for more than 30 consecutive business days in 2001. If the Company's Common Stock did, NASDAQ would not quote it in the future; it would be quoted in the local over-the-counter "pink sheets" and may also be reported on the NASDAQ OTC Bulletin Board. However, in such event, the public trading market for the Company's Common Stock could be adversely affected. Consequently, holders of the Company's Common Stock might have difficulty selling their shares or obtaining accurate price quotations. The trading price of the common stock would also likely be materially adversely affected. There can be no assurance that the Company will be able to meet the applicable requirements for maintaining its NASDAQ SmallCap Market quotation in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 VS. YEAR ENDED DECEMBER 31, 2000

NET SALES

         Net sales for the year ended December 31, 2001 increased 3% to $22,417,149 from $21,830,372 in 2000. The Services Division represented approximately $13.0 million or 58% of total sales compared to $11.2 million in 2000, an increase of 16%. This increase is attributable to the marketing of ACS' services to VideoLabs' customers throughout their reseller channels. The Products Division represented approximately $9.5 million or 42% of total sales compared to $10.6 million in 2000, a decrease of 11%. This decrease is attributable to the extensive budget cuts within schools affecting the education market across the nation and a very weak 2001 fourth quarter attributed to the U.S. economic recession that was amplified by the terrorist attacks on September 11, 2001.

         The Company's sales in foreign markets increased approximately $100,000, from $2.4 million in 2000 to $2.5 million in 2001. During 2001, sales in the U.S., Europe, South America and Asia/Pacific were 89%, 9%, 1% and 1% of total sales respectively. During 2000, sales in the U.S., Europe, South America and Asia/Pacific were 89%, 9%, 1% and 1% of total sales respectively.

COST OF SALES AND GROSS PROFIT

         Cost of sales primarily consists of materials, direct labor, packaging, contract manufacturing, tooling and equipment depreciation, and manufacturing overhead. Cost of sales does not include royalty costs or commission costs related to the sales of products. Gross profit for the year ended December 31, 2001 was $8,094,729, or 36% of total sales, compared to $8,062,673, or 37% of total sales for the year ended December 31, 2000. This decrease in gross margin is attributable to new high volume, lower margin contracts and externally designed accessories with lower margins. The Company's goal for 2002 is to increase gross margin to 40% of net sales, primarily through efforts to reduce cost of materials used in manufacturing and costs associated with manufacturing overhead. However, there can be no assurance that the Company will be able to attain this goal.

OPERATING EXPENSES

         Operating expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items discussed below. Total operating expenses increased 4% from $6,933,322 in 2000 to $7,213,782 in 2001. Selling expenses increased from $3,023,696 in 2000 to $3,446,311 in 2001, primarily due to marketing new products and channel development costs for the audio/visual markets. Research and development expenses decreased from $781,616 in 2000 to $662,719 in 2001, primarily due to the reduction of contracted engineering consultants. General and administrative expenses decreased slightly from $3,128,010 in 2000 to $3,104,752 in 2001.

OPERATING INCOME

         The Company's operating income for the year ended December 31, 2001 was $880,947 compared to $1,129,351 for the year ended December 31, 2000, a 22% decrease. The Company attributes this decrease in operating income to the decreased sales in the Products Division and increased selling expenses.

OTHER INCOME (EXPENSE)

         Other income consisted of interest income of $3,628 in 2001 compared to $5,317 in 2000 and interest expense of $84,831 in 2001 compared to $156,409 in 2000. The interest income consists of interest earned on the Company's cash and cash equivalents. The interest expense is from the Company's debt facilities which decreased due to lower average debt oustanding and lower interest rates on the line of credit and note payable.

INCOME TAX EXPENSE (BENEFIT)

         For income tax purposes, the Company had a federal net operating loss carryforward at December 31, 1999 of approximately $496,000. At December 31, 1999, the Company also had a general business and alternative minimum tax credit carryforward of approximately $122,000 available to be carried to future periods. Essentially all of these NOL carryforwards and income tax credits were utilized in 2000. In addition, the Company recorded a $512,000 benefit in 2000 due to the reduction in its valuation allowance. The decrease in the valuation allowance more than offset tax expense from current operations and resulted in a net benefit of approximately $56,000 in 2000. In 2001, income tax expense was $313,000, or an effective tax rate of 39.1%.

NET INCOME

         Net income for the year ended December 31, 2001 was $486,744 compared to $1,034,259 in 2000. Basic earnings per common share for 2001 was $0.08 per share compared to $0.18 per share for 2000. Diluted earnings per common share for 2001 was $0.08 per share, compared to $0.17 per share for 2000. This decrease is attributable to the increase in income tax expense due to the elimination of the valuation allowance on deferred tax assets in the prior year, and lower operating income.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $5,920,539 and $5,373,259 at December 31, 2001 and 2000, respectively. The ratio of current assets to current liabilities was 3.4:1.0 and 2.2:1.0 at December 31, 2001 and 2000, respectively. Additionally, the Company has available a $2,750,000 bank revolving note secured by substantially all assets that expires in April 2002. Interest is computed on actual days elapsed, at an annual rate equal to the prime rate as quoted by THE WALL STREET JOURNAL. At December 31, 2001 the interest rate was 4.75%. The note is payable on demand. The terms of the note require the Company to maintain certain ratios with which the Company was in compliance at December 31, 2001. The Company did not have any borrowings outstanding under the note at December 31, 2001.

         Net cash provided by operating activities totaled $2,412,053 for the year ended December 31, 2001 compared to net cash used in operating activities of $649,170 for the year ended December 31, 2000. This increase is due primarily to a net decrease in accounts receivable, inventories, and a net decrease in accounts payable of approximately $1,126,000 in 2001 compared to a net increase of approximately $2,313,000 in 2000, partially offset by a decrease in net income of approximately $547,000.

         Net cash used in investing activities totaled $204,825 for the year ended December 31, 2001 compared to $146,364 for the year ended December 31, 2000. The net cash used in investing in 2001 was primarily for capital expenditures. The net cash used in investing activities in 2000 was primarily for the investment in MedCam Technologies and capital expenditures.

         Net cash used in financing activities for the year ended December 31, 2001 was $1,401,343 compared to net cash provided by financing activities of $584,329 for the year ended December 31, 2000. The net cash used in financing activities in 2001 was primarily attributable to the payments on the line of credit and long-term debt and the repurchase of the Company's Common Stock held as treasury stock. The net cash provided by financing activities for 2000 was primarily due to the net proceeds from the line of credit.

         The Company believes that it has sufficient liquidity to support its anticipated growth during the next twelve months. In the event the Company's liquidity is not adequate, the Company would need to seek additional financing or would conserve cash by reducing administrative, product development, sales and marketing expenses.

CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers. There can be no assurance that our estimates will match actual amounts ultimately written off. During periods of downturn in the market for the Company's products and services or economic recession, a greater degree of risk exists concerning the ultimate collectibility of our accounts receivable.

VALUATION OF DEFERRED TAX ASSETS

         The Company records income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily compised of reserves which have been deducted for financial statement purposes, but have not been deducted for income tax purposes, and the tax effect of R & D credit carryforwards. The Company annually reviews the deferred tax asset accounts to determine if it appears more likely than not that the deferred tax assets will be fully realized. At December 31, 2001 management believes the Company will realize all deferred tax assets.

VALUATION OF INVENTORIES

         Our inventories are stated at the lower of cost or market. Cost is determined by the average cost method. Assumptions with respect to direct labor and direct manufacturing overhead are utilized in each manufactured bill of material based on a forecast of manufactured product. Manufacturing volumes may cause these estimates to be incorrect, therefore creating positive or negative variances. These variances directly impact our gross profit performance and may cause variability in gross profit results from year to year. Our labor and overhead rates are set for production rates that match typical market conditions. Production variances are charged to cost of sales each quarter as incurred. Material costs are based upon the average cost of each item purchased. The purchase price may vary based on volumes purchased.

VALUATION OF LONG-LIVED ASSETS

         The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on the discounted cash flows expected to be generated by the asset.

         Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories, estimates of future sales, estimates of spare parts needed to fulfill service and maintenance contracts, and the related value of component parts.

ACCRUED WARRANTIES

         We provide a standard one-year warranty program for our manufactured electronic products. We record provisions for warranty claims for these products based upon historical claim performance. This approach has been applied since the inception of the warranty program and involves a degree of subjectivity in that historical performance is used to estimate future warranty claims. Therefore, there can be no assurance that our estimates will match the actual amount of future claims.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations after June 30, 2001. SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets and is effective for the Company on January 1, 2002. Management has not determined the impact that SFAS No. 142 will have upon adoption.

         In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES. SFAS No. 143 is effective for the Company on January 1, 2003. Management is currently assessing what impact, if any, SFAS No. 143 will have on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL, AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 was effective for the Company on January 1, 2002. The Company does not expect SFAS No. 144 to have a material effect on the Company's financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS






                                 E.MERGENT, INC.

                                 C O N T E N T S



                                                                                           PAGE
                                                                                           ----
INDEPENDENT AUDITORS' REPORT                                                                 14

FINANCIAL STATEMENTS

    Balance Sheets as of December 31, 2001 and 2000                                          15

    Statements of Operations for the Years Ended December 31, 2001 and 2000                  16

    Statements of Stockholders' Equity for the Years Ended December 31, 2001 and 2000        17

    Statements of Cash Flows for the Years Ended December 31, 2001 and 2000               18-19

    Notes to Financial Statements                                                         20-28

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
E.mergent, Inc.
Golden Valley, Minnesota

We have audited the accompanying balance sheets of E.mergent, Inc. (the Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of E.mergent, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota

March 1, 2002

E.MERGENT, INC.

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                              2001            2000
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                              $    807,115     $      1,230
   Accounts receivable -
     Trade accounts, less allowance for doubtful accounts of $150,000 in 2001 and 2000       3,299,720        4,947,997
   Other receivables                                                                             7,091           21,084
   Income taxes receivable                                                                                        5,741
   Inventories                                                                               3,736,517        4,464,219
   Deferred income taxes                                                                       425,000          460,000
   Prepaid expenses                                                                            128,603          128,572
                                                                                          ------------     ------------
       Total current assets                                                                  8,404,046       10,028,843

PROPERTY AND EQUIPMENT:
   Office and computer equipment                                                               881,514          780,446
   Machinery and equipment                                                                     363,408          329,378
   Tooling                                                                                     757,441          758,053
   Leasehold improvements                                                                       59,100           59,100
                                                                                          ------------     ------------
                                                                                             2,061,463        1,926,977
   Less accumulated depreciation                                                            (1,587,981)      (1,302,087)
                                                                                          ------------     ------------
       Net property and equipment                                                              473,482          624,890

OTHER ASSETS:
   Deferred income taxes                                                                        75,000
   Goodwill, net                                                                               999,040        1,130,782
   Noncompete, net                                                                             598,958          661,458
   Patents, net                                                                                 92,857          121,429
   Notes receivable from MedCam                                                                 42,000           78,000
   Investment in MedCam                                                                        150,000          150,000
   Other                                                                                                         15,000
                                                                                          ------------     ------------
       Total other assets                                                                    1,957,855        2,156,669
                                                                                          ------------     ------------
                                                                                          $ 10,835,383     $ 12,810,402
                                                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                                                                          $  1,146,811
   Accounts payable                                                                       $    862,168        2,112,247
   Current maturities of long-term debt and capital leases                                     237,547          194,253
   Current maturities of unearned maintenance contracts                                        764,072          703,073
   Customer deposits                                                                           150,113          102,064
   Accrued liabilities:
     Compensation                                                                              203,635          244,359
     Income taxes payable                                                                      188,911
     Other                                                                                      69,439           71,777
     Warranty                                                                                    7,622           81,000
                                                                                          ------------     ------------
       Total current liabilities                                                             2,483,507        4,655,584

LONG-TERM DEBT AND CAPITAL LEASES, net of current maturities                                   403,245          654,136

UNEARNED MAINTENANCE CONTRACTS, net of current maturities                                      300,418          232,488

DEFERRED INCOME TAXES                                                                                            78,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized, 5,000,000 shares; no shares issued and outstanding Common stock, $.01 par value; authorized, 20,000,000 shares; issued
     and outstanding, 5,929,280 shares in 2001 and 5,760,440 shares in 2000                     59,293           57,604
   Additional paid-in capital                                                                7,863,640        7,698,793
   Treasury stock                                                                              (73,386)
   Note receivable from officer                                                               (121,875)
   Accumulated deficit                                                                         (79,459)        (566,203)
                                                                                          ------------     ------------
       Total stockholders' equity                                                            7,648,213        7,190,194
                                                                                          ------------     ------------
                                                                                          $ 10,835,383     $ 12,810,402
                                                                                          ============     ============

See notes to financial statements.

E.MERGENT, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                               2001            2000
NET SALES                                                 $ 22,417,149     $ 21,830,372

COST OF SALES                                               14,322,420       13,767,699
                                                          ------------     ------------

GROSS PROFIT                                                 8,094,729        8,062,673

OPERATING EXPENSES:
   Selling                                                   3,446,311        3,023,696
   General and administrative                                3,104,752        3,128,010
   Research and development                                    662,719          781,616
                                                          ------------     ------------
                                                             7,213,782        6,933,322
                                                          ------------     ------------

OPERATING INCOME                                               880,947        1,129,351

OTHER INCOME (EXPENSE):
   Interest income                                               3,628            5,317
   Interest expense                                            (84,831)        (156,409)
                                                          ------------     ------------
                                                               (81,203)        (151,092)
                                                          ------------     ------------

INCOME BEFORE INCOME TAXES                                     799,744          978,259

INCOME TAX EXPENSE (BENEFIT)                                   313,000          (56,000)
                                                          ------------     ------------

NET INCOME                                                $    486,744     $  1,034,259
                                                          ============     ============

EARNINGS PER COMMON SHARE - BASIC                         $        .08     $        .18
                                                          ============     ============

EARNINGS PER COMMON SHARE - DILUTED                       $        .08     $        .17
                                                          ============     ============

See notes to financial statements.

E.MERGENT, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                           COMMON STOCK        ADDITIONAL                    NOTE
                                      ----------------------    PAID-IN      TREASURY    RECEIVABLE     ACCUMULATED
                                        SHARES      AMOUNT      CAPITAL        STOCK    FROM OFFICER      DEFICIT
BALANCES - DECEMBER 31, 1999           5,675,440   $  56,754  $ 7,494,437                              $(1,600,462)

   Net income                                                                                            1,034,259
   Exercise of options                    85,000         850      133,156
   Tax benefit from exercise of
     nonqualified employee stock
     options                                                       71,200
                                      ----------   ---------  -----------                              -----------

BALANCES - DECEMBER 31, 2000           5,760,440      57,604    7,698,793                                 (566,203)

   Net income                                                                                              486,744
   Exercise of options                   172,090       1,721      153,105
   Purchase and retirement of stock       (3,250)        (32)      (6,468)
   Purchase of treasury stock                                               $ (73,386)
   Advance to officer                                                                    $ (121,875)
   Tax benefit from exercise of
     nonqualified employee stock
     options                                                       18,210
                                      ----------   ---------  -----------   ---------    ----------    -----------

BALANCES - DECEMBER 31, 2001           5,929,280   $  59,293  $ 7,863,640   $ (73,386)   $ (121,875)   $   (79,459)
                                      ==========   =========  ===========   =========    ==========    ===========

See notes to financial statements.

E.MERGENT, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                     2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $    486,744     $  1,034,259
   Adjustments to reconcile net income to net cash
       provided by (used in) operations:
     Depreciation                                                    367,109          393,155
     Amortization                                                    222,814          223,580
     Provision for losses on accounts receivable                                       50,000
     Loss on sale of assets                                           25,124
     Deferred income taxes                                          (118,000)        (162,000)
     Change in operating assets and liabilities:
       Accounts receivable - trade                                 1,648,277       (2,103,502)
       Other receivables                                              13,993            1,030
       Income taxes receivable/payable                               212,862           (4,541)
       Inventories                                                   727,702         (874,691)
       Prepaid expenses                                                  (31)         (57,319)
       Other assets                                                   15,000          (15,000)
       Accounts payable                                           (1,250,079)         665,317
       Customer deposits                                              48,049           79,816
       Accrued liabilities                                          (116,440)        (185,935)
       Unearned maintenance contracts                                128,929          306,661
                                                                ------------     ------------
         Net cash provided by (used in) operating activities       2,412,053         (649,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in MedCam                                                              (150,000)
   Capital expenditures                                             (240,825)        (193,345)
   Proceeds from sale of assets                                                         8,981
   Cash receipts for collection of notes receivable                   36,000           30,000
   Proceeds from maturities of certificates of deposit                                158,000
                                                                ------------     ------------
         Net cash used in investing activities                      (204,825)        (146,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                           32,951          134,006
   (Payments on) proceeds from line of credit, net                (1,146,811)         476,206
   Payments of long-term debt                                       (207,597)         (25,883)
   Payments of noncompete obligation                                                 (750,000)
   Proceeds from long-term debt                                                       750,000
   Repurchase of common stock                                        (79,886)
                                                                ------------     ------------
         Net cash (used in) provided by financing activities      (1,401,343)         584,329
                                                                ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 805,885         (211,205)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                          1,230          212,435
                                                                ------------     ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                         $    807,115     $      1,230
                                                                ============     ============

See notes to financial statements.

E.MERGENT, INC.

YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                    2001            2000
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for interest                       $     92,327    $    147,672
                                                                ============    ============
   Cash paid during the year for taxes                          $    218,138    $    105,453
                                                                ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
   Note receivable to exercise nonqualified stock options       $    121,875
   Tax benefit from exercise of nonqualified stock options            18,210    $     71,200
   Note receivable for assets sold                                                   108,000
   Note payable forgiven                                                              10,000
   Note payable for noncompete agreement                                             750,000

See notes to financial statements.

E.MERGENT, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF BUSINESS - E.mergent, Inc. (the Company) is a provider of products and services for visual communication solutions. The Company sells its products and services through a global network of resellers and original equipment manufacturers.

        The Company extends credit in the normal course of business to its customers who are generally companies in the videoconferencing, audio visual, medical, educational, and technology industries. The Company performs credit evaluations of its customers' financial condition and generally requires no collateral.

        USE OF ESTIMATES - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's estimates consist principally of reserves for uncollectible accounts receivable, lower of cost or market inventory adjustments, product warranty, and the valuation of deferred tax assets.

        FINANCIAL INSTRUMENTS - The fair value of the Company's accounts receivable, accounts payable, accrued expenses, line of credit and notes payable approximate their carrying value due to their short-term nature. The fair value of the Company's long-term debt approximates carrying value due to its variable interest rate.

        REVENUE RECOGNITION - The Company recognizes revenue from product sales at the time of product shipment or at the completion of installation if customer acceptance is required. The Company transfers the risks and rewards of the products, including title, at this time.

        The Company recognizes revenue on maintenance contracts ratably over the life of the contract.

        Shipping and handling costs are recorded as sales, and the offsetting expense is recorded in cost of sales.

        CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

        INVENTORIES - Materials, work-in-process, and finished goods are stated at the lower of moving average cost or market.

        PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is computed over estimated useful lives using principally the straight-line method. Maintenance and repairs are charged to operations, and additions or improvements are capitalized. Items of property sold, retired, or otherwise disposed of are removed from the assets and accumulated depreciation accounts and any gains or loss on disposal are reflected in operations; major improvements and betterments are capitalized. The present values of capital lease obligations are classified as long-term debt and the related assets are included in machinery and equipment. Amortization of machinery and equipment under capital leases is included in depreciation expense.

        AMORTIZATION OF LNTANGIBLE ASSETS - Patents are being amortized using the straight-line method over seven years. Noncompete agreements are being amortized using the straight-line method over the 12-year life of the agreement. Goodwill, representing the excess cost over net book value of acquired companies, is amortized using the straight-line method over 10 years.

        RECOVERABILITY OF LONG-LIVED ASSETS - The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on the discounted cash flows expected to be generated by the asset. At December 31, 2001 and 2000, no impairment loss provision is required or recorded in the financial statements.

        RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to operations when incurred.

        INCOME TAXES - Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using tax rates in effect when the differences are expected to reverse. Income tax expense is the tax payable for the period and the change during the period in deferred income tax assets and liabilities.

        EARNINGS PER COMMON SHARE - Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options and stock warrants, which resulted in a dilutive effect of 176,694 and 395,638 shares in 2001 and 2000, respectively. The total number of anti-dilutive stock options and warrants was 151,000 and 87,000 as of December 31, 2001 and 2000, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The following data show the amounts used in computing the weighted average number of shares of dilutive potential common stock at December 31:

                                                        2001           2000

        Weighted average number of shares used
          in basic earnings per share                 5,844,860      5,741,330
        Effect of dilutive stock options                176,694        395,638
                                                    -----------    -----------
                                                      6,021,554      6,136,968
                                                    ===========    ===========

        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING Activities, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

        FOREIGN CURRENCY TRANSLATION - The functional currency is the U.S. dollar for each foreign country in which the Company operates. The Company's foreign offices act as distributors for the Company's products and services rather than as stand-alone entities.

        RECLASSIFICATIONS - Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

2.      ACQUISITIONS AND DISPOSITIONS

        MEDCAM TECHNOLOGY, INC. - In February 2000, the Company sold certain assets acquired in 1998 as part of the Video Dynamics, Inc. (VDI) acquisition in exchange for $108,000 payable over three years. In addition, the remaining related employment agreements were terminated along with a $10,000 note payable.

        As part of the agreement, the Company executed a $150,000 note payable over 12 months to MedCam Technology, Inc. (MedCam), a new company started by the VDI founders, in exchange for a perpetual option to buy 20% of MedCam for $1. In addition, a three-year reseller agreement was executed with MedCam, which entitles the Company to a 5% royalty on sales of the MedCam Pro and MedCam Pro Plus products. The Company accounts for its investment in MedCam using the cost method of accounting.

3.      INVENTORIES

        Inventories consisted of the following at December 31:

                                                           2001          2000

        Raw materials                                  $ 1,972,910   $ 1,695,726
        Work-in-process                                    481,465       515,884
        Finished goods, including demonstration units    1,282,142     2,252,609
                                                       -----------   -----------
                                                       $ 3,736,517   $ 4,464,219
                                                       ===========   ===========

4.      NONCOMPETE OBLIGATION

        At December 31, 1999, the Company had a $750,000 obligation, which was due and paid in full in April 2000, to a shareholder for a twelve-year noncompete agreement. The shareholder had the option to defer payment in whole or in part for up to twelve one-year periods. Interest was to begin accruing on this obligation upon the shareholder's first deferral at the Company's short-term cost of borrowing. As the obligation was paid in April 2000, no interest was due under terms of the agreement.

5.      LINE OF CREDIT

        At December 31, 2001, the Company has available a $2,750,000 bank revolving note, secured by substantially all assets, that expires April 30, 2002. Interest is computed on actual days elapsed at an annual rate equal to the prime rate as quoted by THE WALL STREET JOURNAL. The note is payable on demand. The terms of the note require the Company to maintain certain financial ratios. The Company was in compliance with all financial covenants as of December 31, 2001. The amount outstanding under the note was $0 and $1,146,811 at December 31, 2001 and 2000, respectively.

6.      LONG-TERM DEBT

        Long-term debt consists of the following:

                                                           2001          2000

        Capital lease obligations, at implicit rates
          from 3% to 9%, payable in installments to
          2004                                         $    71,931   $    98,389
        Note payable to bank, monthly payments of
          $19,202 through August 2004, interest at the
          prime rate (4.75% at December 31, 2001),
          secured by substantially all assets              568,861       750,000
                                                       -----------   -----------
                                                           640,792       848,389
        Less amounts due within one year                   237,547       194,253
                                                       -----------   -----------
                                                       $   403,245   $   654,136
                                                       ===========   ===========

        Scheduled maturities of long-term debt are as follows at December 31, 2001:

        2002                                                        $   237,547
        2003                                                            245,562
        2004                                                            157,683
                                                                    -----------
                                                                    $   640,792
                                                                    ===========

7.      LEASE OBLIGATIONS

        The Company leases various items of equipment and vehicles over terms of three to five years. Equipment and vehicle leases expire at varying dates over the next three years. The Company also leases office and warehouse facilities in Minnesota, Illinois, Nebraska, and Iowa; the leases expire from September 2002 to July 2004 and one is month-to-month. The Company is obligated to pay costs of property taxes and operating costs under the terms of the office and warehouse leases.

        Property and equipment includes the following amounts for capital leases at December 31:

                                                         2001           2000

        Machinery and equipment                      $   163,085    $   163,085
        Vehicles                                          13,500         13,500
        Accumulated depreciation                        (153,209)      (107,956)
                                                     -----------    -----------
                                                     $    23,376    $    68,629
                                                     ===========    ===========

        At December 31, 2001, the Company had the following minimum commitments for payments of rentals under leases, which at inception had a noncancelable term of more than one year:

                                                       Operating      Capital
                                                        Leases        Leases

        2002                                         $   210,683    $    34,621
        2003                                              42,028         30,126
        2004                                              23,583         15,063
                                                     -----------    -----------
        Total lease commitments                      $   276,294         79,810
                                                     ===========
        Less amount representing interest                                (7,879)
                                                                    -----------
        Present value of minimum lease payments
          (included in long-term debt)                              $    71,931
                                                                    ===========

        Rental expense for operating leases totaled $415,120 and $444,081 in 2001 and 2000, respectively.

8.      STOCKHOLDERS' EQUITY

        The Board of Directors has authorized the redemption of up to 1,200,000 shares of the Company's Common Stock. During 2001, 50,317 shares at a cost of $73,386 were redeemed and recorded as treasury stock.

        The Company had outstanding warrants to issue 7,273 shares common stock at $0.69 per share that expired in November 2000.

        The Board of Directors has not yet established rights and preferences for the Company's preferred stock.

9.      STOCK-BASED COMPENSATION

        The Company has a qualified incentive stock option plan, whereby options to purchase shares of the Company's Common Stock are granted at a price not less than the fair market value of the stock at the date of grant. Each option expires no later than ten years from the date of grant. If options are granted to persons owning more than ten percent of the voting stock of the Company, the plan provides that the exercise price shall not be less than 110% of the fair market value per share at the date of grant, and will expire no later than five years from the date of grant. In 2001 and 2000, the plan had authorized 575,000 options for the purchase of common stock.

        The Company has a nonqualified incentive stock option plan for outside directors and nonemployees, with 500,000 authorized options to purchase the Company's stock. The plan is substantially the same as the plan discussed above. However, the exercise price may be lower than, greater than, or equal to the stock price at the date of issuance.

        A summary of the Company's stock option plans as of December 31, 2001 and 2000 and changes during the years ended on those dates is listed below:

                                                                 2001                               2000
                                                    -----------------------------      ----------------------------
                                                                 Weighted-Average                  Weighted-Average
                                                       Shares     Exercise Price         Shares     Exercise Price
        Outstanding at beginning of year               732,750        $ 1.27              663,000       $ 0.84
        Granted                                        114,000          1.67              155,750         3.25
        Exercised                                     (172,090)          .85              (85,000)        1.58
        Forfeited                                      (66,660)         3.52               (1,000)        0.69
                                                    ----------        ------           ----------       ------
        Outstanding at end of year                     608,000        $ 1.60              732,750       $ 1.27
                                                    ==========                         ==========

        Options exercisable at year-end                557,860                            607,750
                                                    ==========                         ==========

        The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                                                    Weighted-Average
                                                                     Exercise Price           Weighted-Average
            Range of          Number           Options        ----------------------------       Remaining
         Exercise Prices   Outstanding       Exercisable      Outstanding      Exercisable    Contractual Life
         $0.81 - $1.00       198,500            198,500        $  0.95           $ 0.95          5.80 years
          1.01 -  2.00       258,500            215,860           1.39             1.38          2.32 years
          2.01 -  3.00        99,000             99,000           1.66             1.66          1.62 years
          3.01 -  4.26        52,000             44,500           3.60             3.64          1.13 years
         -------------     ---------          ---------
         $0.81 - $4.26       608,000            557,860                                          3.24 years
         =============     =========          =========                                         ===========

        The Company has chosen to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25. If compensation cost would have been recognized in accordance with SFAS No. 123, net income and earnings per share would have been reduced as follows:

                                                        2001           2000

        Net income:
          As reported                               $   486,744    $  1,034,259
                                                    ===========    ============
          Pro forma                                 $   348,399    $    721,259
                                                    ===========    ============
        Basic earnings per common share:
          As reported                               $       .08    $        .18
                                                    ===========    ============
          Pro forma                                 $       .06    $        .13
                                                    ===========    ============
        Diluted earnings per common share:
          As reported                               $       .08    $        .17
                                                    ===========    ============
          Pro forma                                 $       .06    $        .12
                                                    ===========    ============

        The weighted average fair value as defined by SFAS No. 123 of options granted in 2001 and 2000 was estimated to be $1.22 and $2.41, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: dividend yield of 0% for all years; expected volatility of 114% and 118%; risk-free interest rates of 4.6% and 6.3%, and expected lives from three to 10 years.

10.     INCOME TAXES

        Income tax expense (benefit) consists of the following components:

                                                         2001           2000

        Current                                      $   431,000    $   106,000
        Deferred                                        (118,000)      (162,000)
                                                     -----------    -----------
                                                     $   313,000    $   (56,000)
                                                     ===========    ===========

        The reconciliation of income taxes computed at the U.S. federal statutory rate to income tax expense (benefit) recorded in the financial statements is as follows:

                                                        2001            2000

        Federal statutory income tax rate               35.0%           35.0%
        Rate differential                               (1.0)           (1.0)
        Tax credits                                     (6.3)
        State tax rate, net of federal benefit           6.0             4.0
        Permanent differences                            5.4             4.7
        Valuation allowance                                            (52.4)
        Other items, net                                                 4.0
                                                     -------         -------
        Effective tax rate                              39.1%           (5.7)%
                                                     =======         =======

        The total deferred tax assets and liabilities included in the net deferred tax asset are as follows:

                                                       2001           2000

        Current:
          Unearned maintenance contracts           $   240,000    $   207,000
          Inventory valuations                          78,000        116,000
          Bad debt reserves                             60,000         60,000
          Vacation accruals                             36,000         35,000
          Other                                         11,000         42,000
                                                   -----------    -----------
                                                       425,000        460,000
        Noncurrent:
          Depreciation and amortization                 33,000        (78,000)
          R&D credit carryforward                       42,000
                                                   -----------    -----------
                                                        75,000        (78,000)
                                                   -----------    -----------
        Net deferred tax asset                     $   500,000    $   382,000
                                                   ===========    ===========

        The net decrease in the valuation allowance was $512,000 in 2000.

11.     COMMITMENTS AND CONTINGENCIES

        In 2000, the Company executed a three-year employment agreement with an officer totaling approximately $144,000 and $120,000 in 2001 and 2000, respectively.

        In 1999, the Company executed a three-year employment agreement with an officer totaling approximately $135,000 in 2001 and 2000.

        At December 31, 2001 and 2000, the Company had purchase commitments with suppliers of approximately $523,000 and $426,000, respectively.

12.     EMPLOYEE BENEFIT PLAN

        Effective October 1, 1998, the Company adopted the E.mergent, Inc. Employee Stock Purchase Plan (the Plan). All full-time employees are eligible to participate in the Plan, effective upon their date of hire. The Plan allows eligible employees to purchase shares of common stock through the open market on a quarterly basis at the lesser of 85% of the fair market value on the beginning or ending dates of the period, with the remaining 15% paid for by the Company. A total of 34,526 and 33,233 shares was purchased by the Plan during 2001 and 2000, respectively.

        The Company sponsors a discretionary 401(k) profit sharing plan and trust, covering employees who are over 18 years of age and have completed 30 days of service. The Company contributed $0 and $19,156 to the plan in 2001 and 2000, respectively.

13.     INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

        The Company classifies its businesses into two segments: Products Division (VideoLabs), which designs, manufactures, and markets collaboration-based peripherals; and Services Division (Acoustic Communication Systems) which specializes in the design, installation, support, and service of multimedia systems.

        At December 31, 2001, the Company had four customers who accounted for approximately $767,000 of the outstanding trade accounts receivable balance. At December 31, 2000, the Company had four customers who accounted for approximately $925,000 of the outstanding trade accounts receivable balance.

        During 2001 and 2000, the Company had total sales outside the United States of approximately $2,506,000 and $2,397,000, respectively. Of these amounts, approximately $1,942,000 and $2,047,000, respectively, were sales to customers in Europe; approximately $165,000 and $152,000, respectively, were sales to customers in the Asia/Pacific region; and approximately $399,000 and $199,000, respectively, were sales to customers in South America.

        In 2001 and 2000, the Company had a supplier from which it made purchases of approximately $3,206,000 and $1,627,000, respectively. Although no long-term supply contract exists, the Company believes there are alternative suppliers of this raw material.

        Information concerning the Company's operations by segment is presented below. Note that management does not assign asset balances or specific property plant and equipment items to the two segments. Depreciation expense is allocated to the segments.

                                                                   Services
                                                                   Division
                                                  Products         (Acoustic
                                                  Division       Communication
                                                 (VideoLabs)       Systems)         Corporate        Consolidated
        Year Ended December 31, 2001:
          Sales                                 $   9,452,885    $   12,964,264                     $   22,417,149
          Cost of sales                             5,816,825         8,505,595                         14,322,420
                                                -------------    --------------                     --------------
          Gross profit                              3,636,060         4,458,669                          8,094,729
          Operating expenses                        2,334,703         3,092,223   $   1,786,856          7,213,782
                                                -------------    --------------   -------------     --------------
          Operating income (loss)               $   1,301,357    $    1,366,446   $  (1,786,856)    $      880,947
                                                =============    ==============   =============     ==============

          Depreciation and amortization         $      28,571    $       89,894   $     471,458     $      589,923
                                                =============    ==============   =============     ==============

        Year Ended December 31, 2000:
          Sales                                 $  10,636,087    $   11,194,285                     $   21,830,372
          Cost of sales                             6,344,225         7,423,474                         13,767,699
                                                -------------    --------------                     --------------
          Gross profit                              4,291,862         3,770,811                          8,062,673
          Operating expenses                        2,130,236         2,802,374   $   2,000,712          6,933,322
                                                -------------    --------------   -------------     --------------
          Operating income (loss)               $   2,161,626    $      968,437   $  (2,000,712)    $    1,129,351
                                                =============    ==============   =============     ==============

          Depreciation and amortization         $      29,340    $       73,104   $     514,291     $      616,735
                                                =============    ==============   =============     ==============

14.     NEW ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations after June 30, 2001. SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets and is effective for the Company on January 1, 2002. Management has not determined the impact that SFAS No. 142 will have upon adoption.

        In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES. SFAS No. 143 is effective for the Company on January 1, 2003. Management is currently assessing what impact, if any, SFAS No. 143 will have on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL, AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 was effective for the Company on January 1, 2002. The Company does not expect SFAS No. 144 to have a material effect on the Company's financial position or results of operations.

15.     SUBSEQUENT EVENT

        On January 21, 2002, the Company signed a merger agreement with ClearOne Communications, Inc. (formerly Gentner Communications Corporation) (ClearOne) for total consideration of $7,300,000 in cash and 873,000 ClearOne shares. In the merger, each share of company common stock will be exchanged for a fraction of a share of ClearOne Common Stock and a fixed amount of cash, calculated at completion of the merger. Under the merger agreement, the Company will become a wholly owned subsidiary of ClearOne. Following regulatory and shareholder approval, the merger is expected to be completed in April 2002.

ITEM 8. CHANGES AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.
                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

        Richard F. Craven has been a Director of the Company since 1992. He holds a bachelor of science degree in Business from the University of Minnesota. Mr. Craven has been in the real estate and insurance business since 1965, managing, owning and developing several business ventures. Mr. Craven is also a Director of Viseon, Inc.

        James W. Hansen has been President, CEO, and Treasurer of the Company since November 1996 and Chairman of the Board of Directors since May 1997. Mr. Hansen holds bachelor degrees in Physiology and Physics Education from the University of Minnesota and an MBA in Finance from the University of St. Thomas. From 1979 - 1983, Mr. Hansen was a teacher and management consultant. From 1983
- 1986 he was a Vice President of Apache Corporation, a NYSE traded oil and gas exploration company. From 1986 - 1992 he was a Senior Vice President and General Manager of the pension division of Washington Square Capital, a Reliastar Company, a NYSE traded financial services company now known as ING Reliastar. Since 1992, Mr. Hansen has served as an investor, Director, President or Vice President of several private companies in medical services and technology. He serves as a director of MEDTOX Scientific (AMEX:TOX), Ciprico (NASDAQ:CPCO) and UBIQ, Inc. and has taught in the MBA program at the University of St. Thomas since 1984.

        Robin Sheeley has been the Chief Technical Officer and a Director of the Company since August 1999. Mr. Sheeley owned and operated Acoustic Communication Systems (ACS) from 1987 - 1999. From 1982 - 1986 he was the National Account Manager of the Communication Division of Honeywell. Prior to Honeywell, Mr. Sheeley was employed at RCA and Team Electronics. Mr. Sheeley holds an associate degree from North Hennepin Community College in Marketing Management.

        Peter McDonnell has been a Director of the Company since February 2000. Mr. McDonnell is the CEO of ADCOM Videoconferencing, Canada's largest provider of videoconferencing and visual communications solutions. Mr. McDonnell is a graduate of the University of Toronto with a degree in Physics. Prior to forming ADCOM Electronics Limited in 1974, he was responsible for export sales for broadcast products of GE Canada.

        Roger Redmond has been a Director of the Company since January 2001. Mr. Redmond is currently a Senior Vice President of Windsor Financial Group, LLC. Mr. Redmond holds a bachelor of science degree in Chemistry from the University of Arizona and an MBA from the University of Minnesota and is a chartered financial analyst. Mr. Redmond is a former U.S. Bancorp Piper Jaffray analyst and technology investment banker who is also a member of the Board of Directors of Spire Corporation (NASDAQ:SPIR) and Media 100 (NASDAQ:MDEA).

OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

        Jill R. Larson has been Secretary of the Company since February 1994, and has been the Business Manager of the Company since its inception in July 1992 and was promoted to Vice President of Administration in November 1996. Ms. Larson holds a bachelor of arts degree in Business Management from Bethel College. From 1988 through 1992 she was Business Manager for Foundation Publishing.

        There is no family relationship between any directors or officers of the Company.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth the compensation awarded to, earned by, or paid for all services rendered to the Company by the Chief Executive Officer and other highly compensated executive officers whose total annual compensation exceeded $100,000 for services to the Company in all capacities during the three fiscal years ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                   Annual Compensation              Long Term Compensation Awards
                                   -------------------              -----------------------------
                                                               Other      Restricted     Options/SARs
Name and Principal           Fiscal                           Annual        Stock           No. of
   Position                   Year   Salary        Bonus   Compensation     Awards          Shares
   --------                   ----   ------        -----   ------------     ------          ------
James W. Hansen               2001  $144,000(1)        $0          $0          0             5,000
   President, Chairman,       2000  $120,000(1)    $1,375          $0          0            30,000
   Chief Executive Officer    1999   $84,000      $46,500          $0          0            15,000
   & Treasurer

Robin Sheeley                 2001  $135,000(2)        $0      $7,000          0             5,000
Chief Technical Officer       2000  $135,000(2)    $1,650      $7,095          0                 0
   & Director                 1999   $56,250      $26,500      $5,594          0            30,000

        (1) Includes compensation received as part of an employment agreement dated January 1, 2000; see also "Employment Contracts and Compensatory Arrangements."
        (2) Includes compensation received as part of an employment agreement dated August 3, 1999; see "Employment Contracts and Compensatory Arrangements."

INDIVIDUAL OPTIONS

         The following table sets forth certain information with respect to individual options granted during 2001 to the Company's Chief Executive Officer and other highly compensated executive officers whose total annual compensation exceeded $100,000.

                            INDIVIDUAL OPTION GRANTS

                          Number          % of Total
                         Options        Options Granted
      Name               Granted        to Employees(1)    Exercise Price    Expiration Date
      ----               -------        ---------------    --------------    ---------------
James W. Hansen           5,000(2)            5.7%             $2.13         February 19, 2004
Robin Sheeley             5,000(2)            5.7%             $2.13         February 19, 2004

        (1) During fiscal year 2001, options to acquire an aggregate of 88,000 shares of Common Stock were granted to employees.
        (2) Includes qualified employee stock options granted that are 100% vested on the date of grant.

AGGREGATE OPTIONS EXERCISED AND HOLDINGS

        The following table sets forth certain information with respect to aggregate options exercised during 2001 and options held at the end of such year by the Company's Chief Executive Officer and other highly compensated executive officers whose total annual compensation exceeded $100,000.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR END OPTION VALUES

                                                                                    Value of Unexercised
                                                    Number of Unexercised           In-The-Money Options
                        Shares                    Options at Fiscal Year End      at December 31, 2001 (1)
                      Acquired on     Value       --------------------------     --------------------------
       Name            Exercise      Realized     Exercisable  Unexercisable     Exercisable  Unexercisable
       ----            --------      --------     -----------  -------------     -----------  -------------
James W. Hansen        150,000       $43,500        120,000        10,000          $184,350         $0
Robin Sheeley                0             0         35,000             0           $58,600         $0

        (1) Based on the December 31, 2001 closing bid price of the Company's Common Stock of $3.05 per share.

COMPENSATION OF DIRECTORS

        On June 3, 1994, the Company's Board of Directors authorized payment to non-employee directors of $50 per meeting. On May 29, 1997 the Company's Board of Directors authorized an increase in payments to non-employee directors to $250 per meeting effective June 1, 1997 and an annual grant of 2,000 non-qualified options pursuant to the Company's Nonqualified Stock Option Plan. New directors are granted a one-time grant of 20,000 non-qualified stock options pursuant to the Company's Nonqualified Stock Option Plan. On July 27, 2001 the Company's Board of Directors authorized an increase in the payment to non-employee directors to $350 per meeting in 2001 and $500 per meeting for meetings after January 1, 2002.

EMPLOYMENT CONTRACTS AND COMPENSATORY ARRANGEMENTS

        In January 2000, the Company entered into a three-year employment agreement with James W. Hansen. The Company employs Mr. Hansen as Chairman of the Board, Chief Executive Officer, President, and Treasurer. The agreement calls for a minimum base salary of $8,000 per month for year one, $10,000 per month for year two and $12,000 per month for year three as well as reimbursement of normal business expenses. The consulting agreement between the Company and The Hansen Company has been terminated, and a consulting provision has been included in Mr. Hansen's employment agreement to allow for consulting services and assistance as required by the Company for a monthly retainer of $2,000 payable to The Hansen Company. Mr. Hansen received 30,000 qualified employee stock options at an exercise price of $3.37 per the employment agreement.

        In May 1999, as amended on May 25, 1999 and August 3, 1999, the Company entered into a Merger Agreement with Robin Sheeley and Acoustic Communication Systems, Inc. (ACS). Pursuant to the Merger Agreement ACS became a subsidiary of the Company. The Merger consideration was equal to the sum of $1,000,000 cash and 1,209,678 shares of the Company's Common Stock which was equal to $1,500,000 in value based on the price per share equal to the average of the closing bid and ask prices of the Company's Common Stock as reported by NASDAQ during the 10 trading days immediately preceding the closing date.

         In August 1999, the Company entered into a three-year employment agreement with Robin Sheeley as the Chief Technical Officer. The agreement calls for a minimum monthly base salary of $10,833 per month as well as reimbursement of normal business expenses. The Board of Directors may increase, but not decrease, such monthly base salary. Mr. Sheeley received 30,000 qualified employee stock options at an exercise price of $1.25 with vesting of 10,000 shares per year on the annual anniversary of this employment agreement. Mr. Sheeley is entitled to participate in the Company's management bonus pool and is also eligible for the Company's profit sharing plan.

        In August 1999, the Company entered into a 12-year Noncompetition Agreement with Robin Sheeley which precludes Mr. Sheeley from competing with the Company anywhere within Iowa, Minnesota, Nebraska, North Dakota, South Dakota or Wisconsin. In consideration of the provisions of this Agreement, the Company agreed to pay Mr. Sheeley the sum of $750,000 on April 7, 2000. In April 2000, the Company paid Mr. Sheeley $750,000 pursuant to the Agreement. In the event that Mr. Sheeley breaches the restrictive covenants, Mr. Sheeley shall pay to the Company as liquidated damages and as full and complete settlement of any damages incurred by the Company, an amount equal to the then unamortized balance of the consideration (which will amortize evenly over the one hundred forty-four
(144) months at $5,208.33 per month, plus attorney fees and collection costs).

        In August 1999, the Company entered into a Registration Agreement with Robin Sheeley. The shares of Company Common Stock that were issued to Mr. Sheeley pursuant to the Merger Agreement were not registered under the Securities Act of 1933 and are therefore restricted securities. Under the Registration Agreement, Mr. Sheeley has the right to include the shares of the Company Common Stock in a registration statement filed by the Company in the future. These "piggyback" registration rights apply only if the Company is independently preparing to file a registration statement. Mr. Sheeley cannot demand that the Company file a registration statement. In connection with a "piggyback" registration, Mr. Sheeley must pay his proportionate share of registration expenses based on the total number of shares registered, and is also responsible for the fees and expenses of his own legal counsel.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of February 1, 2002 unless otherwise indicated, with respect to the number of shares of E.mergent Common Stock beneficially owned by (1) each director, and/or named executive officer individually, (2) all executive officers and directors of E.mergent as a group, and (3) each stockholder known by E.mergent to be the beneficial owner of more than 5% of E.mergent's Common Stock. Except as noted below, each stockholder has sole voting and investment power with respect to the shares shown.


                                                   NUMBER OF SHARES      % OF
         OWNERS                                  BENEFICIALLY OWNED(1)  CLASS(2)
         ------                                  ---------------------  --------
James W. Hansen
26 Hwy 96E
Dellwood, Minnesota 55110                             684,634(3)         10.9%

Richard Craven
5200 Wilson Road, Suite 200
Edina, Minnesota 55424-1343                           653,448(4)         10.4%

Robin Sheeley
4724 South Lake Sarah Drive
Maple Plain, Minnesota  55359                       1,244,828(5)         19.9%

Peter McDonnell
310 Judson Street, #5
Toronto, Ontario
Canada M8Z 5T6                                         29,700(6)             *

Roger Redmond
77 Garden Drive
Burnsville, Minnesota 55337                            22,000(7)             *

Jill R. Larson
14228 Shore Lane
Prior Lake, Minnesota 55372                           108,890(8)           1.7%

All directors and executive officers as a group
(6 persons)                                         2,743,500             43.8%

-----------------

 *Less than 1%.

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by persons indicated based upon there being 5,931,280 E.mergent Common Stock shares outstanding.
(2) For the holders shown, includes shares of E.mergent Common Stock that may be acquired issuable upon the exercise of warrants or options.
(3) Includes currently exercisable employee stock options to purchase 130,000 shares of E.mergent Common Stock.
(4) Includes currently exercisable non-qualified options to purchase 28,000 shares of E.mergent Common Stock.
(5) Includes currently exercisable employee stock options to purchase 35,000 shares of E.mergent Common Stock.

(6) Includes currently exercisable non-qualified options to purchase 22,000 shares of E.mergent Common Stock.
(7) Includes currently exercisable non-qualified options to purchase 22,000 shares of E.mergent Common Stock.
(8) Includes currently exercisable employee stock options to purchase 105,000 shares of E.mergent Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTIES

        The wife of Mr. Sheeley, a Director of the Company and Chief Technology Officer, is employed at the Company as a graphic designer.

        The son-in-law of Mr. Sheeley, a Director and Chief Technology Officer of the Company, is employed in the Company's distribution warehouse as a shipping and receiving clerk.

        The Company's Products Division sells its products in the normal course of business to Mr. McDonnell's company, ADCOM Videoconferencing, in Toronto, Canada. Mr. McDonnell is a Director of the Company.

        The Company serves as a dealer for some of ClearOne's products pursuant to an August 1998 room systems product dealer agreement between ClearOne and ACS. The agreement is a standard dealer agreement used by ClearOne for its other dealers, containing usual and customary responsibilities and conditions. During 2001, the Company purchased approximately $175,000 of products from ClearOne pursuant to the dealer agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report.

        1. Financial Statements: The following financial statements of the Company and independent auditors' report are included as Item 7 of this report.

                Independent Auditors' Report

                Balance Sheets - December 31, 2001 and 2000

                Statements of Operations - Years Ended December 31, 2001 and
                2000

                Statements of Stockholders' Equity - Years Ended December 31, 2001 and 2000

                Statements of Cash Flows - Years ended December 31, 2001 and
                2000

                Notes to Financial Statements

        2. Financial Statement Schedules: None

        3. Exhibits: The exhibits listed in the following index are filed as a part of, or incorporated by reference into this report.

        Exhibit   Form SB-2*
          No.     Exhibit No.  Description
          ---     -----------  -----------
         (3) (i)          3.1    Certificate of Incorporation
         (3) (ii)         3.2    Certificate of Amendment of Articles of
                                   Incorpation
         (3) (iii)        3.3    By-laws
         (10)                    Material contracts
         (10) (xxviii)           James W. Hansen Employment Agreement
         (10) (xxix)             Engagement Agreement with Goldsmith, Agio,
                                   Helms Securities, Inc. - filed herewith
         (10) (xxx)              Fairness Opinion Agreement with Goldsmith,
                                   Agio, Helms Securities, Inc. - filed herewith

         (23)       Independent Auditors' Consent - filed herewith
         (24)       Power of Attorney - filed herewith on Page 36

* Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form SB-2 filed March 26, 1994, and amended on April 27, 1994, which became effective on May 10, 1994.

(b) Reports on Form 8-K

        None
                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        E.MERGENT, INC.


                                        By: /s/ James W. Hansen
                                            ----------------------
                                              James W. Hansen
                                              President and CEO

Dated: March 21, 2002

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

      Signature               Title                                      Date
      ---------               -----                                      ----
/s/James W. Hansen
-------------------------
James W. Hansen               President, Treasurer                        March 21, 2002
                              Chief Executive Officer, Director
                              and Chairman of the Board of Directors

/s/ Robin Sheeley
-------------------------
Robin Sheeley                 Chief Technical Officer and Director        March 21, 2002


/s/ Richard F. Craven
-------------------------
Richard F. Craven             Director                                    March 21, 2002


/s/ Peter McDonnell
-------------------------
Peter McDonnell               Director                                    March 21, 2002


/s/ Roger Redmond
-------------------------
Roger Redmond                 Director                                    March 21, 2002