Form 10QSB
period 2002-03-31
E MERGENT INC
filed 2002-05-15
CIK 892020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.

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

                             6110 Golden Hills Drive
                             Golden Valley, MN 55416
                    (Address of principal executive offices)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2002: 5,931,280


Transitional Small Business Disclosure Format (check one):   Yes ___   No _X_

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                 E.MERGENT, INC.
                  INTERIM CONDENSED BALANCE SHEETS - UNAUDITED

                                                                                           MARCH 31,      DECEMBER 31,
                              ASSETS                                                         2002            2001
Current assets
   Cash and cash equivalents ........................................................    $  1,505,128    $    807,115
   Accounts receivable, less allowance for doubtful accounts of $150,000 on March 31,
     2002 and $150,000 on December 31, 2001 .........................................       3,143,675       3,299,720
   Other receivables ................................................................           8,538           7,091
   Inventories (Note 4) .............................................................       3,605,419       3,736,517
   Deferred income taxes ............................................................         425,000         425,000
   Prepaid expenses .................................................................         151,469         128,603
                                                                                         ------------    ------------
     Total current assets ...........................................................       8,839,229       8,404,046

Property and equipment
   Office and computer equipment ....................................................         891,079         881,514
   Machinery and equipment ..........................................................         368,402         363,408
   Tooling ..........................................................................         792,301         757,441
   Leasehold improvements ...........................................................          64,228          59,100
                                                                                         ------------    ------------
   Total equipment ..................................................................       2,116,010       2,061,463
       Less accumulated depreciation ................................................      (1,672,779)     (1,587,981)
                                                                                         ------------    ------------
       Net property and equipment ...................................................         443,231         473,482

Other assets
   Deferred income taxes ............................................................          75,000          75,000
   Goodwill, net ....................................................................         999,040         999,040
   Noncompete, net ..................................................................         583,333         598,958
   Patents, net .....................................................................          85,714          92,857
   Notes receivable from Medcam .....................................................          33,000          42,000
   Investment in Medcam .............................................................         150,000         150,000
                                                                                         ------------    ------------
       Total other assets ...........................................................       1,926,087       1,957,855

       Total assets .................................................................    $ 11,208,547    $ 10,835,383
                                                                                         ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable .................................................................    $  1,547,912    $    862,168
   Bank line of credit (Note 3) .....................................................               0               0
   Current maturities of unearned maintenance contracts .............................         687,858         764,072
   Current maturities of long-term debt and capital leases ..........................         237,547         237,547
   Customer deposits and other liabilities ..........................................         147,936         150,113
   Accrued compensation .............................................................         292,156         203,635
   Income taxes payable .............................................................          20,531         188,911
   Other ............................................................................          13,682          77,061
                                                                                         ------------    ------------
     Total current liabilities ......................................................       2,947,622       2,483,507
Long-term debt and capital leases, net of current maturities ........................         339,668         403,245
Unearned maintenance contracts, net of current maturities ...........................         319,063         300,418

Stockholders' equity
   Common stock, $.01 par value; Authorized 20,000,000 shares issued and outstanding,
   5,931,280 shares at March 31, 2002 and 5,929,280 shares at December 31, 2001 .....          59,313          59,293
   Additional paid in capital .......................................................       7,866,750       7,863,640
   Treasury stock ...................................................................         (73,386)        (73,386)
   Note receivable from officer .....................................................        (121,875)       (121,875)
   Accumulated deficit ..............................................................        (128,608)        (79,459)
                                                                                         ------------    ------------
     Total stockholders' equity .....................................................       7,602,194       7,648,213
                                                                                         ------------    ------------
       Total liabilities and stockholders' equity ...................................    $ 11,208,547    $ 10,835,383
                                                                                         ============    ============

             INTERIM CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                  THREE  MONTHS ENDED
                                                  -------------------
                                                       MARCH 31
                                                   2002          2001
                                               -----------    -----------
Sales ......................................   $ 5,209,041    $ 4,923,661
Cost of goods sold .........................     3,375,720      3,132,874
                                               -----------    -----------
Gross profit ...............................     1,833,321      1,790,787
Selling, general and administrative expenses     1,919,061      1,848,562
                                               -----------    -----------
Operating loss .............................       (85,740)       (57,775)
Other expense, net .........................        (3,084)       (42,260)
Income tax benefit .........................        39,675         40,000
                                               -----------    -----------
Net loss ...................................   $   (49,149)   $   (60,035)
                                               ===========    ===========

Basic loss per common share ................   ($     0.01)   ($     0.01)

Weighted average shares outstanding ........     5,930,280      5,774,378

Diluted loss per common share ..............   ($     0.01)   ($     0.01)

Diluted shares outstanding .................     5,930,280      5,774,378


             INTERIM CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                            THREE MONTHS ENDED
                                                                MARCH 31
                                                                --------
                                                           2002          2001
                                                       -----------    -----------
Cash flows from operations:
     Net cash from operations ......................   $   813,007    $   332,508

Cash flows from investing:
     Capital expenditures ..........................       (54,547)       (22,610)
                                                       -----------    -----------
     Net cash used for investing ...................       (54,547)       (22,610)

Cash flows from financing:
     Issuance of common stock and warrants .........         3,130         11,500
     Borrowings on bank line of credit, net ........                     (270,000)
     Payments on  note payable and capital leases ..       (63,577)       (46,128)
     Repurchase of common stock and warrants .......                       (6,500)
                                                       -----------    -----------
       Net cash used for financing .................       (60,447)      (311,128)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents       698,013         (1,230)

Cash and cash equivalents at beginning of period ...       807,115          1,230
                                                       -----------    -----------

Cash and cash equivalents at end of period .........   $ 1,505,128    $         0
                                                       ===========    ===========

FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The condensed balance sheets as of March 31, 2002, the condensed statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2002 and 2001 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Form 10KSB. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the entire year.

NOTE 2.  NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. We adopted the provisions of SFAS No. 142 effective January 1, 2002, and as a result, will no longer record goodwill amortization of approximately $132,000 per year. We are currently in the process of completing the first step of the initial goodwill impairment test required by SFAS No. 142 and will complete this assessment in the second quarter of 2002.

         The following table provides the comparable effects of the adoption of SFAS No. 142 for the quarters ended March 31, 2002 and March 31, 2001.

                                               THREE MONTHS ENDING
                                                    MARCH 31,
                                                2002          2001
                                             ----------    ----------

Reported net loss ........................   $  (49,149)   $  (60,035)
Add back goodwill amortization............                     33,000
                                             ----------    ----------
Adjusted net loss ........................   $  (49,149)   $  (27,035)
                                             ==========    ==========

Reported loss per share - basic ..........   $    (0.01)   $    (0.01)
Goodwill amortization
                                             ----------    ----------
Adjusted net loss per share - basic ......   $    (0.01)   $    (0.01)
                                             ==========    ==========

Reported loss per share - diluted ........   $    (0.01)   $    (0.01)
Goodwill amortization
                                             ----------    ----------
Adjusted net loss per share - diluted ....   $    (0.01)   $    (0.01)
                                             ==========    ==========


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

         In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 was effective for the Company on January 1, 2002. The Company does not expect SFAS No. 144 to have a material effect on the Company's financial position or results of operations.

NOTE 3.  INCOME PER COMMON SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method. Stock options and warrants of 295,350 for 2002 and 222,252 for 2001 were not used in the calculation because their impact would have been anti-dilutive due to the net loss incurred for those periods. The components of the earnings per share are as follows:

                                                       THREE MONTHS ENDING
                                                             MARCH 31,
                                                         2002          2001
                                                       ---------    ----------

Weighted average common shares outstanding for
      Basic earnings per share                         5,930,280     5,774,378
Effect of dilutive securities:
      Stock Options and Warrants                              --            --
                                                       ---------    ----------
Shares used in diluted earnings per share              5,930,280     5,774,378
                                                       =========     =========

NOTE 4. LINE OF CREDIT

         At March 31, 2002, the Company has available a $2,750,000 bank revolving note, secured by substantially all assets, that expires June 30, 2002. Interest is computed on actual days elapsed, at an annual rate equal to the prime rate as quoted by THE WALL STREET JOURNAL. At March 31, 2002 the interest rate was 4.75%. The note is payable on demand. The terms of the note require the Company to maintain certain financial ratios. The Company was in compliance with all covenants as of March 31, 2002. The Company did not have any borrowings on March 31, 2002.

NOTE 5.  INVENTORY

           Inventories consisted of the following on:             MARCH 31, 2002      DECEMBER 31, 2001
           Materials                                                $1,374,548           $1,972,910
           Work-in-process                                             406,308              481,465
           Finished goods, including demonstration units             1,824,563            1,282,142
                                                                    ----------           ----------
                                                                    $3,605,419           $3,736,517
                                                                    ==========           ==========

NOTE 6.  SEGMENT INFORMATION

         The Company classifies its businesses into two segments: Products Division (VideoLabs), which designs, manufactures, and markets collaboration-based peripherals; and Services Division (ACS), which specializes in the design, installation, support, and service of multimedia systems.

         Information concerning the Company's operations by segment is presented below.


                                                  Products          Services
                                                  Division          Division         Corporate        Consolidated
THREE MONTHS ENDED MARCH 31, 2002:
          Sales                                  $  2,879,661    $   2,329,380                       $    5,209,041
          Cost of sales                             1,802,021        1,573,699                            3,375,720
                                                 ------------    -------------                       --------------
          Gross profit                              1,077,640          755,681                            1,833,321
          Operating expenses                          534,959          712,346     $     671,756          1,919,061
                                                 ------------    -------------     -------------     --------------
          Operating income (loss)                $    542,681    $      43,335     $    (671,756)    $      (85,740)
                                                 ============    =============     =============     ===============

          Depreciation and amortization          $      7,143    $      20,911     $      79,511     $      107,565
                                                 ============    =============     =============     ==============

THREE MONTHS ENDED MARCH 31, 2001:

          Sales                                  $  2,197,031    $   2,726,630                       $    4,923,661
          Cost of sales                             1,426,159        1,706,715                            3,132,874
                                                 ------------    -------------                       --------------
          Gross profit                                770,872        1,019,915                            1,790,787
          Operating expenses                          614,551          785,890     $     448,121          1,848,562
                                                 ------------    -------------     -------------     --------------
          Operating income (loss)                $    156,321    $     234,025     $    (448,121)    $      (57,775)
                                                 ============    =============     =============     ===============

          Depreciation and amortization          $      7,143    $      19,915     $     121,271     $      148,329
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

         Sales for the quarter ended March 31, 2002 were $5,209,041 compared to $4,923,661 for the first quarter of 2001, an increase of 6%. This increase is attributed to an increase in sales in the Company's products division, VideoLabs. The Company's products division had an increase of 31%, while the Company's services division, ACS had a decrease of 15% when compared to the first quarter of 2001. Export sales of the products division increased 146% from approximately $518,000 in the first quarter of 2001 to $1,272,000 in the first quarter of 2002.

         Gross margins of the Company are determined by deducting from sales all materials, labor, packaging, manuals and overhead costs which are directly attributable to the cost of manufacture and shipment of the Company's products. Commission costs related to the sales of products are not included in cost of goods, but are included in selling expenses. The Company's gross margin on sales during the first quarter of 2002 was

$1,833,321 or 35% as compared to $1,790,787 or 36% for the first quarter of 2001. This gross margin decrease is a result of lower margin export sales. The Company has a goal to maintain gross margins in the 40% range, but there is no assurance that it will be able to do so.

         Selling, general and administrative expenses include all costs of the Company except those related directly to the manufacture of products described above and other income and expense items below. These expenses increased to $1,919,061 in the first quarter of 2002 from $1,848,562 in the first quarter of 2001. This increase is attributable to the deal related expenses associated with the pending merger of the Company and ClearOne Communications. There was approximately $250,000 of deal related expenses incurred in the first quarter of 2002.

         Operating loss for the first quarter of 2002 was $85,740 compared to an operating loss of $57,775 for the same period in 2001. This decrease in operating income is a result of the above mentioned decrease in gross margin combined with the increase in selling, general and administrative expenses. Earnings before interest, taxes, depreciation, amortization and deal related expenses were $267,050 for the period ending March 31, 2002.

         Other expenses for the first quarter consisted of interest expense on the Company's note payable less interest income from notes receivable.

         Net loss for the first quarter of 2002 was $49,149 compared to a net loss of $60,035 for the first quarter of 2001. During the first quarter of 2002 an income tax benefit of $39,675 was recognized compared to $40,000 for 2001 as management believes that the loss will be used to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $813,007 for the three months ended March 31, 2002 compared to $332,508 for the three months ended March 31, 2001. This increase in cash provided by operating activities is mainly attributed to the decrease of receivables and inventory and the increase in accounts payable.

         Net cash used for investing activities totaled $54,547 for the three months ended March 31, 2002 compared to cash used for investing activities of $22,610 for the three months ended March 31, 2001.

         Net cash used for financing activities in the first quarter of 2002 was $60,447 compared to $311,128 for the first quarter of 2001. This decrease in net cash provided by financing activities is attributable to the pay down of the line of credit and note payable in the prior period.

         During the first three months of 2002 certain option-holders exercised a total of 2,000 options. The Company received a total of $3,130 in proceeds from the exercise of these options.

         The board of directors of the Company approved in March 1997 a stock buy back of 100,000 shares and in May 1998 a stock buy back of another 100,000 shares. In November 1998, the Company's Board of Directors approved a third stock buy back of up to 1,000,000 shares of the Company's common stock. The Company has repurchased approximately 400,000 shares of the Company's common stock in private and public transactions under these authorizations and retired all shares repurchased. Approximately 800,000 shares are available for repurchase at March 31, 2002 under these authorizations. As part of the Company's employee stock purchase plan, the Company has purchased approximately 50,000 shares of the Company's stock and is holding the shares as Treasury Stock until the Company distributes the shares to employees.

         Working capital, which consists principally of cash, receivables and inventories, was $5,891,607 at March 31, 2002 and $5,920,539 at December 31, 2001. The ratio of current assets to current liabilities was 3.0:1 at March 31, 2002 and 3.4:1 at December 31, 2001.

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

Date:   May 15, 2002              By:    /s/  James Hansen
      ---------------                    -----------------
                                         James W. Hansen
                                         President, CEO, Treasurer and Chairman